Form 10-K
HL FUNDING CO INC
filed 1995-03-30
CIK 897998

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No fee required)

For the transition period from..........to...........

The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.



                         Commission file number 33-58862


                            HL FUNDING COMPANY,  INC.



Incorporated in the State of Connecticut                06-1362143
                                            (I.R.S. Employer Identification No.)



                 P.O. Box 2999, Hartford, Connecticut 06104-2999
                          (Principal Executive Offices)

                          Telephone number 203-843-8213




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No   .
                  ---    ---

As of March 24, 1995 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Life Insurance Company.

                                       (1)

                            HL FUNDING COMPANY, INC.
                       Annual Report for 1994 on Form 10-K
                                TABLE OF CONTENTS



          Item                                                              Page
          ----                                                              ----

Part I    1    Business of HL Funding Company, Inc.**                       3

          2    Properties                                                   3

          3    Legal Proceedings                                            3

          4    *

Part II   5    Market for HL Funding Company's Common Stock
               and Related Stockholder Matters                              4

          6    *

          7    Management's Narrative Analysis of Results
               of Operations**                                              4

          8    Financial Statements and Supplementary Data                  4

          9    Disagreements on Accounting and Financial
               Disclosure                                                   4

Part III  10   *

          11   *

          12   *

          13   *

Part IV   14   Exhibits, Financial Statements, Schedules and Reports on
               Form 8-K                                                     4

               Signatures                                                   II-1

               Exhibit Index                                                II-2




               *    Omitted pursuant to General Instruction J(2) of
                    Form 10-K
               ** Item prepared in accordance with General Instruction J(2) of Form 10-K.

                                       (2)

                                     Part I

Item 1.  Business of HL Funding Company, Inc.
A.  Organization
HL Funding Company, Inc. (the Company or HLFC) offers and administers programs whereby participants obtain life insurance coverage from various ITT Hartford Group affiliated insurance companies. Under the programs, insurance premiums are paid by participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. The loans to participants are funded with proceeds from a loan arrangement with HLIC. All programs will be ten years in length. Upon program conclusion, loan balances and accrued interest become due.

HLFC is a corporation formed in the state of Connecticut on February 8, 1993. HLFC is a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). HLFC's registration statement became effective on March 16, 1994.


Item 2.  Properties

The Company occupies office space leased by Hartford Fire. Expenses associated with these offices are allocated on a direct and indirect basis to the Life subsidiaries of Hartford Fire.

Item 3.  Legal Proceedings

HLFC is not involved in any pending or threatened litigation in which claims for monetary damages are or would be asserted.

                                       (3)

                                     Part II

Item 5. Market for HL Funding Company's Common Stock and Related Stockholder Matters

All of HLFC's outstanding shares are ultimately owned by Hartford Fire which is a subsidiary of ITT Hartford Group, Inc., a wholly-owned subsidiary of ITT Corporation.

HLFC has issued and outstanding 100 shares of common stock at a par value of $1 per share.

Item 7.   Management's Narrative of Results of Operations

HL Funding Company, Inc. had a loss for the year ended December 31, 1994 of $243,825 compared to income of $302 for the year ended December 31, 1993. The 1994 loss reflects general operating expenses for the marketing and administration of HLFC's programs exceeding short term interest and program income for the year. During the fourth quarter of 1994, the first program was sold. At December 31, 1994, a total of three programs were sold and premium principal loans were $18,473.

Item 8.  Financial Statements and Supplementary Data

         See Index to Financial Statements and Schedules.

Item 9.  Disagreements on Accounting and Financial Disclosures

         None.

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

         (a)  Documents Filed
                 (1)  See Index to Financial Statements and Schedules
                 (2)  See Exhibit Index
         (b) No reports on Form 8-K have been filed during the last quarter of 1994

                                       (4)

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                                   F-2

Statements of Income (Loss) for the year ended December 31, 1994
       and the Period February 8, 1993 to December 31, 1993                F-3

Balance Sheets as of December 31, 1994 and December 31, 1993               F-4

Statements of Stockholder's Equity for the year ended
       December 31, 1994 and the Period February 8, 1993 to
       December 31, 1993                                                   F-5

Statements of Cash Flow for the year ended December 31, 1994 and the
       Period February 8, 1993 to December 31, 1993                        F-6

Notes to Financial Statements                                              F-7-8



All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.


                              REPORT OF MANAGEMENT

The management of HL Funding Company, Inc., (the Company) is responsible for the preparation and integrity of the information contained in the accompanying financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

The Company's financial statements are audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP the Company's financial records and related data and believes that the representations made to the independent public accountants are valid and complete.

The Company's system of internal controls is a major component of management's responsibility for the fair presentation of the financial statements. The internal controls, including accounting controls and the internal auditing program, are designed to provide reasonable assurance that the assets are safeguarded, transactions are executed in accordance with management's authorization and are properly recorded, and fraudulent financial reporting is prevented or detected.

The Company's internal controls provide for the careful selection and training of personnel and for appropriate segregation of responsibilities. The controls are documented in written codes of conduct, policies, and procedures that are communicated to the Company's employees. Management continually monitors the system of internal controls for compliance. The Company's internal auditors perform independent tests of accounting procedures and records to assess the overall effectiveness of the Company's internal controls. They also make recommendations for improving internal controls, policies and practices. Management takes appropriate action in response to each recommendation from the internal auditors and the independent public accountants.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholder and Board of Directors of HL Funding Company, Inc.:

We have audited the accompanying balance sheets of HL Funding Company, Inc. as of December 31, 1994 and 1993, and the related statements of income (loss), stockholder's equity and cash flows for the year then ended and for the period from inception, February 8, 1993, to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material
misstatement.   An audit includes examining, on a test basis, evidence
supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HL Funding Company, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the year then ended and for the period from inception, February 8, 1993, to December 31, 1993, in conformity with generally accepted accounting principles.




                                                  ARTHUR ANDERSEN  LLP







Hartford, Connecticut
March 3, 1995

                               HL FUNDING COMPANY, INC.
                              STATEMENTS OF INCOME (LOSS)

                                                                                    For the Period
                                                     For the Year Ended             from Inception
                                                        December 31,             (February 8, 1993) to
                                                           1994                    December 31, 1993
                                                     ------------------          ---------------------
Revenues:

Net Interest Income from Hartford
  Liquid Asset Trust                                 $            8,347          $                 464
Other Income                                                        427                              0
                                                     ------------------          ---------------------
                                                                  8,774                            464

Expenses:

   Accounting and Administrative                                266,612                              0
   Legal and State Fees                                          51,776                              0
   Other Operating Expenses                                      65,501                              0
                                                     ------------------          ---------------------
Total Expenses                                                  383,889                              0
                                                     ------------------          ---------------------
Income (Loss) before tax                                       (375,115)                           464

Income Tax Expense (Benefit)                                   (131,290)                           162
                                                     ------------------          ---------------------

Net Income (Loss)                                    $         (243,825)         $                 302
                                                     ------------------          ---------------------
                                                     ------------------          ---------------------



The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                                 BALANCE SHEETS

                                                              As of December 31,
                     ASSETS                              1994                     1993
                                                  ----------------         ----------------
Cash                                             $           3,641        $           1,000
Investment in Hartford Liquid Asset Trust                  617,866                    3,641
Premium loans receivable                                    18,473                        0
Prepaid SEC registration fees                               23,438                   23,438
Interest receivable on loans                                   177                        0
Intercompany Receivable                                          0                      727
Organizational costs                                        67,939                   93,407
Federal income tax receivable                              115,288                        0
Deferred tax asset                                          16,002                        0
                                                  ----------------         ----------------
Total Assets                                     $         862,824        $         122,213
                                                  ----------------         ----------------
                                                  ----------------         ----------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Intercompany payable                             $         337,874        $          21,749
Intercompany loan payable                                   18,473                        0
Federal income tax payable                                       0                      162
                                                  ----------------         ----------------
Total Liabilities                                          356,347                   21,911
                                                  ----------------         ----------------

Common stock, 100 shares authorized,
  $1 par value, issued and
  outstanding 100 shares                                       100                      100
Capital surplus                                            749,900                   99,900
Retained earnings (deficit)                               (243,523)                     302
                                                  ----------------         ----------------
Total Stockholder's Equity                                 506,477                  100,302
                                                  ----------------         ----------------
Total Liabilities and Stockholder's Equity       $         862,824        $         122,213
                                                  ----------------         ----------------
                                                  ----------------         ----------------




The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                  Total
                                              Common           Capital         Retained        Stockholder's
                                               Stock           Surplus     Earnings (Deficit)      Equity
                                          --------------   --------------  ------------------  -------------
Balance February 8, 1993                 $       -        $       -        $       -          $      -

Capital contribution and stock issuance              100           99,900          -                 100,000

Net income                                       -                -                      302             302
                                          --------------   --------------   ----------------   -------------
Balance December 31, 1993                            100           99,900                302         100,302
                                          --------------   --------------   ----------------   -------------
Net income (loss)                                -                -                 (243,825)       (243,825)

Capital contribution                             -                650,000          -                 650,000
                                          --------------   --------------   ----------------   -------------

Balance December 31, 1994                $           100  $       749,900  $        (243,523) $      506,477
                                          --------------   --------------   ----------------   -------------





The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                            For the Period
                                                                                  For the Year Ended        from Inception
                                                                                      December 31,       (February 8, 1993) to
                                                                                         1994              December 31, 1993
                                                                                  -------------------    ---------------------
OPERATING ACTIVITIES:
  Net income (loss)                                                              $          (243,825)   $                 302
  Adjustments to net income:
   Amortization of organizational costs                                                       25,468                        0
   Decrease (Increase) in intercompany accounts                                              316,852                   21,022
   Decrease (Increase) in other assets and liabilities                                          (177)                 (23,438)
   Decrease (Increase) in Federal income tax receivable                                     (115,288)                       0
   Decrease (Increase) in deferred tax asset                                                 (16,002)                       0
   Increase (Decrease) in Federal income tax payable                                            (162)                     162
                                                                                  -------------------    ---------------------
Cash and cash equivalent (used for) provided by operating activities                         (33,134)                 (95,359)
                                                                                  -------------------    ---------------------
INVESTING ACTIVITIES:
  Premium loans                                                                              (18,473)                       0
  Organizational costs                                                                             0                  (93,407)
                                                                                  -------------------    ---------------------
Cash and cash equivalent (used for) provided by investing activities                         (18,473)                 (93,407)
                                                                                  -------------------    ---------------------
FINANCING ACTIVITIES:
  Intercompany loans                                                                          18,473                        0
  Hartford Life capital contributions                                                        650,000                  100,000
                                                                                  -------------------    ---------------------
Cash and cash equivalent (used for) provided by financing activities                         668,473                  100,000
                                                                                  -------------------    ---------------------

Net increase in cash and cash equivalents                                                    616,866                    4,641
Cash and cash equivalent at beginning of period                                                4,641                        0
                                                                                  -------------------    ---------------------
Cash and cash equivalent at end of period                                       $            621,507    $               4,641
                                                                                  -------------------    ---------------------
                                                                                  -------------------    ---------------------




The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY,  INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1994

NOTE 1 - ORGANIZATION

HL Funding Company, Inc. (HLFC) is a corporation formed in the state of Connecticut on February 8, 1993. HLFC is a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by ITT Hartford Group, Inc., a subsidiary of ITT Corporation (ITT). On March 26, 1993 HLFC issued 100 shares ($1 par) of stock to HLIC for $1,000 per share. On May 28, 1993, and September 30, 1994, additional capital contributions of $99,900 and $650,000, respectively, were made by HLIC.

HLFC offers and administers programs whereby participants obtain life insurance coverage from HLIC and Hartford Life and Accident Insurance Company. Under the programs, insurance premiums are paid on behalf of participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. Premium loans receivable are funded with proceeds from a loan arrangement with HLIC. Programs can be up to ten years in length. Upon program conclusion, loan balances and accrued interest become due.

The administrative costs of issuing and maintaining the programs are expected to be offset by: a) fees charged to program participants; b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs; and c) interest income earned on investments held by HLFC. Through December 31, 1994, three programs were sold.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

REVENUES AND EXPENSES -
Interest and fees from investments and premium loans receivable are recognized as revenue when earned. Expenses, which are primarily allocated from affiliates, are recognized when incurred.

ORGANIZATIONAL COSTS -
Organizational costs include software development and are amortized over a three year period.

INVESTMENT IN HARTFORD LIQUID ASSET TRUST -
Investment in Hartford Liquid Asset Trust is considered a cash equivalent.

NOTE 3 - TRANSACTIONS WITH AFFILIATES

HLIC provides administrative services to HLFC, including use of its facilities and personnel, and allocates a portion of its expense to HLFC.

HLFC invested the capital contributions in the Hartford Liquid Asset Trust. Pursuant to the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date of 12 months or less from the date of purchase. Interest earned by the Trust is allocated to each participant based on their pro-rata share of principle contributions.

HLFC's funds for financing the programs are currently obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount of up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR plus 125 basis points. The rate was 6.75% at December 31, 1994.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

NOTE 5 - INCOME TAXES

HLFC is included in ITT's consolidated U.S. Federal income tax return and remits to (receives from) ITT a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between ITT and its subsidiaries. The effective tax rate in 1994 and 1993 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                                   1994         1993
                                ----------   ----------
                    Current      $(115,288)        $162
                    Deferred       (16,002)           -
                                ----------   ----------
                                 $(131,290)        $162
                                ----------   ----------
                                ----------   ----------

The deferred tax asset at December 31, 1994, was due to expenses capitalized for tax purposes until the start of business of HLFC. Income taxes paid were $162 and $0 in 1994 and 1993, respectively.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HL Funding Company


    March 24, 1995                            by
--------------------------                       --------------------------
         Date                                          George R. Jay
                                                  Secretary and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date identified.

          Signature                Title                         Date
          ---------                -----                         ----

Principal Executive Officer


__________________________
 Lowndes A. Smith                  President and Director        March 24, 1995



Principal Accounting Officer


__________________________
 George R. Jay                     Secretary and Controller      March 24, 1995

__________________________
 Bruce D. Gardner                  Secretary and Director        March 24, 1995

__________________________
 Donald E. Waggaman, Jr.           Treasurer and Director        March 24, 1995

__________________________
 Timothy M. Fitch                  Secretary                     March 24, 1995


No annual report or proxy material has been sent to the stockholder.

                                  EXHIBIT INDEX

Exhibit
Number                   Description                                            Location
-------                  -----------                                            --------
  2                      Plan of acquisition, reorganization,                   None
                         arrangement, liquidation or succession

  3(A)                   Articles of Incorporation                              Incorporated by
                                                                                reference to HL Funding
                                                                                S-1 Registration Statement
                                                                                filed March, 1994
                                                                                (File No. 33-58862)

  3(B)                   By-laws                                                Incorporated by
                                                                                reference to HL Funding
                                                                                S-1 Registration Statement
                                                                                filed March, 1994
                                                                                (File No. 33-58862)
  4                      Instruments defining the rights of
                         security holders, including indentures                 None

  9                      Voting trust agreement                                 None

 10                      Material contracts                                     None

 11                      Statement of computation of per share earnings         Not required to be filed

 12                      Statements of computation of ratios                    Not required to be filed

 13                      Annual report to security holder, Form                 None
                         10-K or quarterly report to security holder

 18                      Letter regarding change in accounting principles       None

 19                      Previously unfiled documents                           None

 22                      Subsidiaries of the Registrant                         Not required to be filed

 23                      Published report regarding matters                     None
                         submitted to vote of security holder

 24                      Consents of experts and counsel                        None

 25                      Power of attorney                                      Incorporated by
                                                                                reference to  HL Funding
                                                                                S-1 Registration Statement
                                                                                filed March, 1994
                                                                                (File No. 33-58862)

 28                      Additional exhibits                                    None

 29                      Information from reports furnished to                  Not required to be filed
                         state insurance regulatory authorities
