Form 10-Q
period 1995-03-31
HL FUNDING CO INC
filed 1995-05-12
CIK 897998

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549



                                     FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from..........to...........


The registrant meets the conditions set forth in GeneralInstruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.




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


                     Telephone number 203-843- 8213





Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No    .
   ----   ----

As of May 10, 1995 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Life Insurance Company.











                                (1)

                          HL FUNDING COMPANY, INC.
                             TABLE OF CONTENTS









                                                                           PAGE
PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements:

     Statements of Income -  Quarter and
       Three Months Ended March 31, 1995 and 1994............................3

     Balance Sheets -March 31, 1995 and
       December 31, 1994.....................................................4

     Statements of Cash Flows - Three Months
       Ended March 31, 1995 and 1994.........................................5

     Notes to  Financial Statements..........................................6

  Item 2.  Management's Narrative Analysis of
                Results of Operations*
     Three Months Ended March 31, 1995 and 1994..............................7

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K..................................8


  Signature..................................................................9

  Exhibit Index.............................................................10













(*) Item prepared in accordance with General Instruction H (2) of Form 10-Q.





                                      (2)

                            HL FUNDING COMPANY,  INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


NOTE 1 - ORGANIZATION

HL Funding Company, Inc. (HLFC) is a corporation formed in the state of Connecticut on February 8, 1993. HLFC is a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by ITT Group Inc., a subsidiary of ITT Corporation (ITT). On March 26, 1993 HLFC issued 100 shares ($1 par) of stock to HLIC for $1,000. On May 28, 1993, and September 30, 1994, additional capital contributions of $99,000 and $650,000, respectively, were made by HLIC.

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

The administrative costs of issuing and maintaining the programs are expected to be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through March 31, 1995, four programs were sold.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

REVENUES AND EXPENSES
Interest and fees from investments and premium loans receivable are recognized as revenue when earned. Expenses, which are primarily allocated from affiliates, are recognized when incurred.

ORGANIZATIONAL COSTS
Organizational costs include software development and are amortized over a three year period.

INVESTMENT IN HARTFORD LIQUID ASSET TRUST
Investment in Hartford Liquid Asset Trust is considered a cash equivalent.

NOTE 3 - TRANSACTIONS WITH AFFILIATES

HLIC provides administrative services to HLFC, including use of its facilities and personnel, and will allocate a portion of its expense to HLFC.

HLFC invested the capital contributions in the Hartford Liquid Asset Trust. Pursuant to the terms of the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date 12 months or less from the date of purchase. Interest earned by the Trust is allocated to each participant based on their pro-rata share of principle contributions.

HLFC's funds for financing the programs are currently obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount of up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR plus 125 basis points. The rate was 7.75% at March 31, 1995.




                                     (6)

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.



NOTE 5 - INCOME TAXES

HLFC is included in ITT's consolidated U.S. Federal income tax return and remits to (receives from) ITT a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between ITT and its subsidiaries. The effective tax rate in 1995 and 1994 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:



                               March 31, 1995          1994
                               --------------      -----------
                    Current         $(27,592)       $(115,288)

                   Deferred              960          (16,002)
                               --------------      -----------
                                    $(26,632)       $(131,290)
                               --------------      -----------
                               --------------      -----------

The deferred tax asset at March 31, 1995, was due to expenses capitalized for tax purposes until the start of business of HLFC. Income taxes paid were $162 and $0 in 1994 and 1993, respectively.




























                                       (7)

                   Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                                RESULTS OF OPERATIONS


                   THREE MONTHS  ENDED  MARCH 31, 1995 AND 1994


OPERATING RESULTS

For the first quarter of 1995 HL Funding Company, Inc. (the Company or HL Funding) had a net loss of $(49,458) compared to income of $16 for the first quarter of 1994. This decrease was due to general operating expenses of HLFC exceeding short term interest and interest income from premium principal loans for the quarter. Through March 31, 1995 four programs were sold by the Company.












































                                        (8)

                          PART II.  OTHER INFORMATION




Item 6.              EXHIBITS AND REPORTS ON FORM 8-K



  (a)  See Exhibit Index

  (b)  None.


































                                      (9)

                                   SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    H. L. Funding Company, Inc.
                                          (Registrant)


                                by
                                  -----------------------------------------
May 10, 1995                                G. R. Jay

                                      Secretary and Director









                                      (10)

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT
NUMBER                          DESCRIPTION                     LOCATION


  (2)       Plan of acquisition, reorganization, arrangement,
            liquidation or succession                             None

  (4)       Instruments defining the rights of security holders,
            including indenture                                   None

 (11)       Statement re computation of per share earnings        None

 (15)       Letter re unaudited interim financial information     None

 (18)       Letter re change in accounting principles             None

 (19)       Previously unfiled documents                          None

 (20)       Report furnished to security holders                  None

 (23)       Published report regarding matters submitted to
            vote of security holders                              None

 (24)       Consents of experts and counsel                       None

 (25)       Power of attorney                                     None

 (28)       Additional exhibits                                   None



















                                       (11)

                                  PART I. FINANCIAL INFORMATION

Item 1.
                                     FINANCIAL STATEMENTS

The following unaudited financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, the results of operations and the cash flows for the periods presented. Interim results are not indicative of the results which may be expected for any other interim period or the full year. For a description of accounting policies, see notes to financial statements.

                                          HL FUNDING COMPANY, INC.
                                         STATEMENTS OF INCOME (LOSS)



                                                               Three Months Ended
                                                                   March 31,
                                                            1995                  1994
                                                         ----------           ----------
                                                                   (unaudited)
 Revenues:

Net Interest Income from Hartford Liquid Asset Trust     $      3,824         $       16
Other Income                                                      836                  0
                                                         ------------         ----------
                                                                4,660                 16

Expenses:

     Accounting and Administrative Services                    51,788                  0
     Legal and State Fees                                      10,925                  0
     Other Operating Expenses                                  18,037                  0
                                                         ------------         ----------
Total Expenses                                                 80,750                  0
                                                         ------------         ----------

Income (Loss) before tax                                      (76,090)                16

Income Tax Expense (Benefit)                                  (26,632)                 0
                                                         -------------        ----------

Net Income (Loss)                                        $    (49,458)        $       16
                                                         -------------        ----------
                                                         -------------        ----------











The accompanying notes are an integral part of these financial statements.

                                        (3)

                                 HL FUNDING COMPANY, INC.
                                      BALANCE SHEETS


                                                     March 31,            December 31,
                                                        1995                 1994
                                                   --------------      ---------------
         ASSETS                                      (unaudited)


Cash                                                 $        716      $         3,641
Investment in Hartford Liquid Asset Trust                 209,287              617,866
Premium loans receivable                                   38,473               18,473
Prepaid SEC registration fees                              23,438               23,438
Interest receivable on loans                                  937                  177
Intercompany receivable                                    13,530                    0
Organizational costs                                       61,006               67,939
Federal income tax receivable                             142,880              115,288
Deferred tax asset                                         15,042               16,002
                                                      -----------       --------------
Total Assets                                         $    505,308      $       862,824
                                                      -----------       --------------
                                                      -----------       --------------

         LIABILITIES AND STOCKHOLDER'S EQUITY

Intercompany payable                                 $      9,816      $       337,874
Intercompany Loan Payable                                  38,473               18,473
Federal income tax payable                                      0                    0
                                                       ----------        -------------
Total Liabilities                                          48,289              356,347
                                                       ----------        -------------

Common stock, 100 shares authorized,
     $1 par value, issued and
     outstanding 100 shares                                   100                 100
Capital surplus                                           749,900             749,900
Retained earnings (deficit)                              (292,981)           (243,523)
                                                        ----------           ----------
Total Stockholder's Equity                                457,019             506,477
                                                        ----------           ----------

Total Liabilities and Stockholder's Equity            $    505,308       $    862,824
                                                        ----------         ------------
                                                        ----------         ------------









The accompanying notes are an integral part of these financial statements.


                                        (4)

                                  HL FUNDING COMPANY, INC.
                                 STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                              1995                 1994
                                                                           ------------      ---------------
                                                                                     (unaudited)

OPERATING ACTIVITIES:
  Net income (loss)                                                        $   (49,458)      $           16
  Adjustments to net income:
    Amortization of organizational costs                                         6,933                    0
    Decrease (Increase) in intercompany accounts                              (341,588)              (1,638)
    Decrease (Increase) in other assets and liabilities                           (760)                   0
    Decrease (Increase) in Federal income tax receivable                       (27,592)                   0
    Decrease (Increase) in deferred tax asset                                      960                    0
    Increase (Decrease) in Federal income tax payable                                0                    0
                                                                            ----------         --------------
Cash and cash equivalents (used for) provided by operating activities         (411,504)              (1,622)
                                                                            ----------         --------------
INVESTING ACTIVITIES:
   Premium loans                                                               (20,000)                   0
   Organizational costs                                                              0               (2,247)
                                                                             ----------         -------------
Cash and cash equivalent (used for) provided by investing activities           (20,000)              (2,247)
                                                                             ----------         -------------


FINANCING ACTIVITIES:
  Intercompany loans                                                            20,000                    0
  Hartford Life capital contribution                                                 0                    0
                                                                              ----------        -------------
Cash and cash equivalent (used for) provided by financing activities            20,000                    0
                                                                              ----------        -------------

Net increase in cash and cash equivalents                                     (411,504)              (3,869)
Cash and cash equivalent at beginning of period                                621,507                4,641
                                                                              ----------        -------------

Cash and cash equivalent at end of period                                    $  210,003        $        772
                                                                              ----------        -------------
                                                                              ----------        -------------





The accompanying notes are an integral part of these financial statements.

                                              (5)