Form 10-Q
period 1995-09-30
HL FUNDING CO INC
filed 1995-11-14
CIK 897998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from..........to...........

The registrant meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.



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

As of November 10, 1995 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Life Insurance Company.


                                       (1)

                            HL FUNDING COMPANY, INC.
                                TABLE OF CONTENTS



                                                                      PAGE
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Statements of Income -
       Quarter and Nine Months Ended September 30, 1995 and 1994.........3

     Balance Sheets -September 30, 1995 and
       December 31, 1994.................................................4

     Statements of Cash Flows - Nine Months
       Ended September 30, 1995 and 1994.................................5

     Notes to  Financial Statements......................................6

  Item 2.  Management's Narrative Analysis of
                Results of Operations*
   Quarter and  Nine Months Ended September 30, 1995 and 1994............8

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K..............................9

  Signature.............................................................10

  Exhibit Index.........................................................11


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

                        HL FUNDING COMPANY, INC.
                       STATEMENTS OF INCOME (LOSS)

                                             Quarter Ended         Nine Months Ended
                                             September 30,           September 30,
                                          1995          1994       1995           1994
                                         ------        ------     ------         ------
                                              (unaudited)               (unaudited)
Revenues:

Net Interest Income from Hartford
 Liquid Asset Trust                      $  3,966       $    (18)  $  10,128      $     20
Other Income                                1,407              0       3,870             0
                                         --------        ---------  ---------      -------
                                            5,373            (18)     13,998            20

Expenses:

  Accounting and Administrative
   Services                               51,788         410,573     155,363       410,573
  Legal and State Fees                         0          85,380      11,950        85,380
                                          17,011          80,143      51,078        80,143
                                        --------         -------     -------      --------

Total Expenses                            68,799         576,096     218,391       576,096
                                        --------         -------     -------      --------

Income (Loss) before tax                 (63,426)       (576,114)   (204,393)     (576,076)

Income Tax Expense (Benefit)             (22,200)       (201,640)    (71,538)     (201,626)
                                        --------         -------     -------      --------

Net Income (Loss)                       $(41,226)      $(374,474)  $(132,855)    $(374,450)
                                        --------         -------     -------      --------
                                        --------         -------     -------      --------








The accompanying notes are an integral part of these financial statements.



                                       (3)

                           HL FUNDING COMPANY, INC.
                               BALANCE SHEETS

                                                   September 30    December 31,
                                                       1995           1994
                                                   ------------    ------------
                                                    (unaudited)

                  ASSETS

Cash                                               $   1,721       $   3,641
Investment in Hartford Liquid Asset Trust            232,575         617,866
Premium loans receivable                              56,010          18,473
Prepaid SEC registration fees                         23,275          23,438
Interest receivable on loans                           2,967             177
Intercompany receivable                               20,847               0
Organizational costs                                  47,139          67,939
Federal income tax receivable                        189,705         115,288
Deferred tax asset                                    13,123          16,002
                                                   ---------      -----------
Total Assets                                       $ 587,362       $ 862,824
                                                   ---------      -----------
                                                   ---------      -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY
Intercompany payable                               $ 157,731       $ 337,874
Intercompany Loan Payable                             56,010          18,473
Federal income tax payable                                 0               0
                                                   ---------       ----------
Total Liabilities                                    213,741         356,347
                                                   ---------       ----------

Common stock, 100 shares authorized,
  $1 par value, issued and
   outstanding 100 shares                                100             100
Capital surplus                                      749,900         749,900
Retained earnings (deficit)                         (376,379)       (243,523)
                                                   ---------       ----------
Total Stockholder's Equity                           373,621         506,477
                                                   ---------       ----------

Total Liabilities and Stockholder's Equity         $ 587,362       $ 862,824
                                                   ---------       ----------
                                                   ---------       ----------





The accompanying notes are an integral part of these financial statements.

                                       (4)

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  Nine Months Ended
                                                                    September 30,
                                                             1995                   1994
                                                           ---------             ---------
                                                                     (unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                        $(132,855)            $(374,450)
  Adjustments to net income:
    Amortization of organizational costs                      20,800                     0
    Decrease (Increase) in intercompany accounts            (200,991)               15,734
    Decrease (Increase) in other assets and
     liabilities                                              (2,628)                    0
    Decrease (Increase) in Federal income tax
     receivable                                              (74,417)             (201,627)
    Decrease (Increase) in deferred tax asset                  2,879                     0
    Increase (Decrease) in Federal income tax payable              0                     0
                                                            --------            ----------
Cash and cash equivalents (used for) provided by
 operating activities                                       (387,212)             (560,343)
                                                            --------            ----------

INVESTING ACTIVITIES:
  Premium loans                                              (37,537)                    0
  Organizational costs                                             0                42,536
                                                            --------            ----------
Cash and cash equivalent (used for) provided by
 investing activities                                        (37,537)               42,536
                                                            --------            ----------

FINANCING ACTIVITIES:
  Intercompany loans                                          37,538               506,971
  Hartford Life capital contribution                               0               650,000
                                                            --------            ----------
Cash and cash equivalent (used for) provided by
 financing activities                                         37,538             1,156,971
Net increase in cash and cash equivalents                   (387,211)              639,164
Cash and cash equivalent at beginning of period              621,507                 4,641
                                                            --------            ----------

Cash and cash equivalent at end of period                 $  234,296            $  643,805
                                                            --------            ----------
                                                            --------            ----------








The accompanying notes are an integral part of these financial statements.

                                       (5)

                            HL FUNDING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September  30, 1995


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

The administrative costs of issuing and maintaining the programs are expected to be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through September 30, 1995, eight programs were sold.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

REVENUES AND EXPENSES
Interest are fees from investments and premium loans receivable are recognized as revenue when earned. Expenses, which are primarily allocated from affiliates, are recognized when incurred.

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

HLFC's funds for financing the programs are currently obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount of up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR plus 125 basis points. The rate was 7.19% at September 30, 1995.



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


NOTE 5 - INCOME TAXES

HLFC is included in ITT's consolidated U.S. Federal income tax return and remits to (receives from) ITT a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between ITT and its subsidiaries. The effective tax rate in 1995 and 1994 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:



            September 30, 1995          1994
            ------------------          ----
Current        $(74,417)             $(115,288)
Deferred          2,879                (16,002)
            ------------------       ----------
               $(71,538)             $(131,290)
            ------------------       ----------
            ------------------       ----------


The deferred tax asset at September 30, 1995, was due to expenses capitalized for tax purposes until the start of business of HLFC. Income taxes paid were $162 and $0 in 1994 and 1993, respectively.









                                       (7)

                  Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS


                   QUARTER ENDED SEPTEMBER 30, 1995 AND 1994


OPERATING RESULTS

Net income for HL Funding Company, Inc. (the Company or HL Funding) for the third quarter of 1995 was a loss of $41,226 compared to a net loss of $374,474 for the third quarter of 1994. Although two programs were sold during the third quarter of 1995, operating expenses still exceed short term interest and premium principal loans for the third quarter of 1995.


                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


OPERATING RESULTS

For the nine months ended September 30, 1995, HL Funding had a net loss of $132,855 compared to a net loss of $374,450 for the first nine months of 1994. During the third quarter of 1994, general operating expenses were recorded creating a large loss. The loss for the nine months ended September 30, 1995, was due to general operating expenses of HLFC exceeding short term interest and interest income from premium principal loans. For the nine months ended September 30, 1995, five programs were sold by the Company.



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








                   H. L. Funding Company, Inc.
                          (Registrant)

               by______________________________
                          George R. Jay
                      Secretary and Director

November 10, 1995



                                      (10)

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                       DESCRIPTION                             LOCATION
-------                      -----------                             --------

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