Form 10-K
period 1995-12-31
HL FUNDING CO INC
filed 1996-03-29
CIK 897998

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from..........to...........

The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.



                         Commission file number 33-58862


                            HL FUNDING COMPANY,  INC.



Incorporated in the State of Connecticut                 06-1362143
                                            (I.R.S. Employer Identification No.)


                 P.O. Box 2999, Hartford, Connecticut 06104-2999
                          (Principal Executive Offices)

                          Telephone number 860-843-8213



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No    .
                  ---     ---
As of March 25, 1996 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Life Insurance Company.

                            HL FUNDING COMPANY, INC.
                       Annual Report for 1995 on Form 10-K

                                                          TABLE OF CONTENTS



             Item                                                                              Page
             ----                                                                              ----

Part I         1    Business of HL Funding Company, Inc.**                                      3

               2    Properties  **                                                              3

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

                    Exhibit Index                                                               II-2




               *    Omitted pursuant to General Instruction J(2) of Form 10-K
               ** Item prepared in accordance with General Instruction J(2) of Form 10-K.

                                     Part I

Item 1.  Business of HL Funding Company, Inc.

A.  Organization

HL Funding Company, Inc. (the Company or HLFC) offers and administers programs whereby participants obtain life insurance coverage from various ITT Hartford Group, Inc. affiliated insurance companies. Under the programs, insurance premiums are paid by participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. The loans to participants are funded with proceeds from a loan arrangement with HLIC. All programs are ten years in length. Upon program conclusion, loan balances and accrued interest become due.

HLFC is a corporation formed in the State of Connecticut on February 8, 1993. HLFC is a wholly owned subsidiary of Hartford Life Insurance Company (HLIC), which is ultimately a subsidiary of Hartford Fire Insurance Company (Hartford
Fire) and ITT Hartford Group, Inc.   HLFC's registration statement became
effective on March 16, 1994.

Item 2.  Properties

The Company occupies office space in Simsbury, Ct, leased by Hartford Fire. Expenses associated with these offices are allocated on a direct and indirect basis to the life insurance subsidiaries of Hartford Fire.

Item 3.  Legal Proceedings

HLFC is not involved in any pending or threatened litigation in which claims for monetary damages are or would be asserted.

                                     Part II

Item 5. Market for HL Funding Company's Common Stock and Related Stockholder Matters

All of HLFC's outstanding shares are ultimately owned by Hartford Fire which is ultimately a subsidiary of ITT Hartford Group, Inc.

HLFC has issued and outstanding 100 shares of common stock at a par value of $1 per share.

Item 7.   Management's Narrative  Analysis of Results of Operations

For the years ended December 31, 1995 and 1994, HL Funding Company, Inc. had
losses of  $171,027 and $243,825, respectively.   The 1995 and 1994  losses
reflect operating expenses for the accounting and administration of HLFC's programs exceeding net interest and program income in each year. Ten programs were sold during 1995 and a total of thirteen active programs existed as of December 31, 1995. At December 31, 1995, premium loans receivable were $189,361 and interest loans were $2,972.

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosures

None.

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a)  Documents Filed
          (1)  See Index to Financial Statements
          (2)  See Exhibit Index
     (b)  No reports on Form 8-K have been filed during the last quarter of 1995

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                                   F-2

Statements of Income (Loss) for the years ended December 31, 1995 and
December 31, 1994, and for the period from inception, February 8, 1993,to
December 31, 1993                                                          F-3

Balance Sheets as of December 31, 1995 and December 31, 1994               F-4

Statements of  Changes in Stockholder's Equity for the years ended December 31, 1995 and December 31, 1994, and for the period
from inception, February 8, 1993, to  December 31, 1993                    F-5

Statements of Cash Flows for the years ended December 31, 1995 and
     December 31, 1994, and for the period from inception,
     February 8, 1993, to  December 31, 1993                               F-6

Notes to Financial Statements                                             F-7-8




All schedules have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.


                              REPORT OF MANAGEMENT

The management of HL Funding Company, Inc. (the Company) is responsible for the preparation and integrity of the information contained in the accompanying financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Other information in the Annual Report is consistent with the financial statements.

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

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of HL Funding Company, Inc.:

We have audited the accompanying balance sheets of HL Funding Company, Inc. (a Connecticut corporation and wholly owned subsidiary of Hartford Life Insurance Company) as of December 31, 1995 and 1994, and the related statements of income (loss), changes in stockholder's equity and cash flows for each of the two years in the period then ended and for the period from inception, February 8, 1993, to December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HL Funding Company, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the two years in the period then ended, and for the period from inception, February 8, 1993, to December 31, 1993, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP



Hartford, Connecticut
March 25, 1996

                            HL FUNDING COMPANY, INC.

                           STATEMENTS OF INCOME (LOSS)

                                                 For the Year Ended       For the Year Ended                For the Period From
                                                    December 31,             December 31,               Inception (February 8, 1993
                                                        1995                     1994                      To December 31, 1993)
                                                   --------------           --------------              --------------------------
Revenues:

     Interest income                              $        13,247          $         8,347                    $           464
     Program income                                         8,540                      427                                  0
                                                   --------------           --------------                     --------------
          Total revenues                                   21,787                    8,774                                464

     Less: Interest on borrowings                           5,462                       85                                  0
                                                   --------------           --------------                     --------------
          Net interest and program income                  16,325                    8,689                                464
                                                   --------------           --------------                     --------------

Noninterest expenses:
     Accounting and administrative services               207,150                  266,612                                  0
     Legal and state fees                                  11,950                   51,776                                  0
     Other operating expenses                              60,344                   65,416                                  0
                                                   --------------           --------------                     --------------
          Total expenses                                  279,444                  383,804                                  0
                                                   --------------           --------------                     --------------

          (Loss) income before tax                       (263,119)                (375,115)                               464

          Income tax (benefit) expense                    (92,092)                (131,290)                               162
                                                   --------------           --------------                     --------------

          Net (loss) income                       $      (171,027)         $      (243,825)                   $           302
                                                   --------------           --------------                     --------------
                                                   --------------           --------------                     --------------

The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                                 BALANCE SHEETS

                                                                                      As of                         As of
                                                                                  December 31,                  December 31,
                                                                                      1995                          1994
                                                                                 --------------           ------------------------
                    Assets

Cash and cash equivalents                                                       $        68,582          $                 621,507
Premium loans receivable                                                                189,361                             18,473
Prepaid SEC registration fees                                                            23,230                             23,438
Interest and administrative fees receivable on loans                                      7,185                                177
Organizational costs                                                                     40,206                             67,939
Federal income tax receivable                                                           195,216                            115,288
Deferred tax asset                                                                       28,165                             16,002
                                                                                 --------------           ------------------------
Total assets                                                                           $551,945          $                 862,824
                                                                                 --------------           ------------------------
                                                                                 --------------           ------------------------

                    Liabilities and Stockholder's Equity

Intercompany payable                                                            $        27,134          $                 337,874
Intercompany loan payable                                                               189,361                             18,473
                                                                                 --------------           ------------------------
Total liabilities                                                                       216,495                            356,347
                                                                                 --------------           ------------------------


Common stock, 100 shares authorized,
     $1 par value, issued and
     outstanding 100 shares                                                                 100                                100
Capital surplus                                                                         749,900                            749,900
Retained earnings (deficit)                                                            (414,550)                          (243,523)
                                                                                 --------------           ------------------------
Total stockholder's equity                                                              335,450                            506,477
                                                                                 --------------           ------------------------

Total liabilities and stockholder's equity                                      $       551,945          $                 862,824
                                                                                 --------------           ------------------------
                                                                                 --------------           ------------------------


The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY



                                                                                            Total
                                           Common      Capital         Retained          Stockholder's
                                           Stock       Surplus     Earnings (Deficit)       Equity
                                           ------      -------     ------------------   --------------
Balance February 8, 1993 (Inception)      $  -        $   -           $    -             $    -

Capital contribution and stock issuance    100          99,900                0             100,000

Net income                                                                  302                 302
                                          -------     ---------        ---------           ----------

Balance December 31, 1993                  100          99,900               302            100,302

Capital contribution                                   650,000                              650,000

Net loss                                                               (243,825)           (243,825)
                                          -------     ---------        ---------           ----------

Balance December 31, 1994                  100         749,900         (243,523)            506,477

Net loss                                                               (171,027)           (171,027)
                                          -------     ---------        ---------           ----------

Balance December 31, 1995                 $100        $749,900        $(414,550)          $ 335,450
                                          -------    ---------        ---------           ----------
                                          -------    ---------        ---------           ----------


                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS


                                                             For the Year Ended    For the Year Ended        For the Period From
                                                                December 31,          December 31,       Inception (February 8, 1993
                                                                    1995                  1994              To December 31, 1993)
                                                              ---------------       ---------------       ------------------------
Operating Activities:
     Net (loss) income                                       $       (171,027)     $       (243,825)     $                     302
     Adjustments to reconcile net (loss) income to
      net cash used for operating activities:
        Amortization of organizational costs                           27,733                25,468                              0
        Decrease (increase) in intercompany payable                  (310,740)              316,852                         21,022
        Increase in other assets                                       (6,800)                 (177)                       (23,276)
        Increase in Federal income tax receivable                     (79,928)             (115,450)                             0
        Increase in deferred tax asset                                (12,163)              (16,002)                             0
                                                              ---------------       ---------------       ------------------------
Cash used for operating activities                                   (552,925)              (33,134)                        (1,952)
                                                              ---------------       ---------------       ------------------------
Investing Activities:
     Premium loans                                                   (170,888)              (18,473)                             0
     Organizational costs                                                   0                     0                        (93,407)
                                                              ---------------       ---------------       ------------------------
Cash used for investing activities                                   (170,888)              (18,473)                       (93,407)
                                                              ---------------       ---------------       ------------------------
Financing Activities:
     Intercompany loans                                               170,888                18,473                              0
     Capital contribution and stock issuance                                0               650,000                        100,000
                                                              ---------------       ---------------       ------------------------
Cash  provided by financing activities                                170,888               668,473                        100,000
                                                              ---------------       ---------------       ------------------------
Net (decrease) increase in cash                                      (552,925)              616,866                          4,641
Cash at beginning of period                                           621,507                 4,641                              0
                                                              ---------------       ---------------       ------------------------
Cash at end of period                                        $         68,582      $        621,507      $                   4,641
                                                              ---------------       ---------------       ------------------------
                                                              ---------------       ---------------       ------------------------



The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY,  INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December  31, 1995 and 1994

Note 1 - Organization
---------------------

HL Funding Company, Inc. (HLFC) was formed in the State of Connecticut on February 8, 1993. HLFC is a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by ITT Hartford Group, Inc. On March 26, 1993, HLFC issued 100 shares ($1 par) of stock to HLIC for $100. On May 28, 1993 and September 30, 1994,
 additional capital contributions of $99,900 and $650,000, respectively, were made by HLIC.

HLFC offers and administers programs whereby participants obtain life insurance coverage from HLIC and Hartford Life and Accident Insurance Company, an affiliate of HLIC. Under the programs, insurance premiums are paid on behalf of participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. Premium loans receivable are funded with proceeds from a loan arrangement with HLIC. Programs can be up to ten years in length. Upon a program's conclusion, the related loan balances and accrued interest become due.

Management expects the administrative costs of issuing and maintaining the programs will be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through December 31, 1995, thirteen programs were sold.

Note 2 - Significant Accounting Policies
----------------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

REVENUES AND EXPENSES
Interest and fees from investments and premium loans receivable are recognized as revenue when earned. Expenses, which are primarily allocated from affiliates, are recognized when incurred.

ORGANIZATIONAL COSTS
Organizational costs are amortized over a three year period.

CASH AND  CASH EQUIVALENTS
Cash equivalents include an investment ($66,408 and $617,866 as of December 31, 1995 and 1994, respectively) in Hartford Liquid Asset Trust (see Note 3).

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 - Transactions with Affiliates
-------------------------------------

HLIC provides administrative services to HLFC, including use of its facilities and personnel, and allocates a portion of its expenses to HLFC. For the periods ended December 31, 1995, 1994 and 1993, this allocation was $207,150, $266,612 and $0, respectively.

HLFC initially invested the capital contributions in Hartford Liquid Asset Trust, a short term investment pool of liquid securities, in which companies of the ITT Hartford Insurance Group, Inc. participate. Pursuant to the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date of 12 months or less from the date of purchase. Interest earned by the Trust is allocated to each participant based on their pro-rata share of principal contributions.

HLFC's funds for financing the programs are obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR plus 125 basis points. The rate was 7.063% and 6.75% at December 31, 1995 and 1994, respectively. For the periods ended December 31, 1995, 1994 and 1993, interest expense was $5,462, $85, and $0, respectively.

Note 4 - Fair Value of Financial Instruments
--------------------------------------------

Cash and cash equivalent, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

Note 5 - Income Taxes
---------------------

HLFC is included in ITT Hartford Group, Inc.'s consolidated U.S. Federal income tax return and remits to (receives from) ITT Hartford Group, Inc. a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between ITT Hartford Group, Inc. and its subsidiaries. The effective tax rate in 1995 and 1994 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:


                                 1995                1994                 1993
                                 ----                ----                 ----
          Current             $ (79,929)          $(115,288)             $   162
          Deferred              (12,163)            (16,002)
                             -----------         -----------            --------
                              $ (92,092)          $(131,290)             $   162
                             -----------         -----------            --------
                             -----------         -----------            --------

As of December 31, 1995 and 1994, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $ 0, $162 and $ 0 in 1995, 1994 and 1993, respectively.

Note 6 - Premium Loans
----------------------

All premium loans to participants are secured by participants' shares of mutual funds, which include open-end investment companies registered under the Investment Company Act of 1940. When loans are originated, customers must pledge mutual fund shares valued at 2.5 times the yearly premiums being financed. During the life of the loan, the fair market value of the collateralized mutual fund shares must equal at least 1.5 times the amount of the total loan, or the participant must pledge additional shares to achieve this level. The loan will be liquidated if the fair market value of the collateral-to-loan ratio falls below 1.3. Effective January 1, 1995, HL Funding Company, Inc. adopted Statement of Financial Accounting Standard Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan." These standards change the method by which the allowance for loan losses is determined for impaired loans. Since all premium loans are secured by collateral, with fair market value exceeding the loan value, there was no impact to the financial position or future results of operations of HL Funding Company, Inc. as a result of the adoption of the new accounting standards on January 1, 1995.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15d of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HL Funding Company


   March 25, 1995                                 by
 -------------------                                   -------------------
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


                Signature                        Title                          Date
                ---------                        -----                          ----
      Principal Executive Officer



       ---------------------------
            Lowndes A. Smith             President and Director               March 25, 1996



    Principal Accounting Officer



       ---------------------------
            George R. Jay                Secretary and Controller             March 25, 1996



       ---------------------------
            Linda Godkin                 Secretary and Director               March 25 , 1996



       ---------------------------
         Donald E. Waggaman, Jr.         Treasurer and Director               March 25, 1996



       ---------------------------
             Timothy M. Fitch            Secretary                            March 25, 1996


     No annual report or proxy material has been sent to the stockholder.


                                        EXHIBIT INDEX
                                        -------------

     Exhibit
     Number                   Location                                                    Description
     -------                  --------                                                    -----------
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

     22                       Subsidiaries of the Registrant                              None

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