Form 10-K/A
period 1995-12-31
HL FUNDING CO INC
filed 1996-04-29
CIK 897998

                                   FORM 10-K/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

     27                       Financial Data Schedule

     28                       Additional exhibits                                         None

     29                       Information from reports furnished to                       Not required to be filed
                              state insurance regulatory authorities