Form 10-Q
period 1996-03-31
HL FUNDING CO INC
filed 1996-05-15
CIK 897998

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended March 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required)

For the transition period from..........to...........

The registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

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

As of May 10, 1996 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Life Insurance Company.

                                    (1)

                           HL FUNDING COMPANY, INC.
                              TABLE OF CONTENTS


                                                                 Page
                                                                 ----
PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements:

  Statements of Income -  Quarter and
   Three Months Ended March 31, 1996 and 1995..................    3

  Balance Sheets - March 31, 1996 and
   December 31, 1995...........................................    4

  Statements of Cash Flows - Three Months
   Ended March 31, 1996 and 1995...............................    5

  Notes to  Financial Statements...............................    6

 Item 2.  Management's Narrative Analysis of
          Results of Operations*
  Three Months Ended March 31, 1996 and 1995...................    8

Part II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K......................    9

Signature......................................................   10

Exhibit Index..................................................   11







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

HL FUNDING COMPANY, INC.
STATEMENTS OF INCOME (LOSS)




                                 For the Three Months Ended
                                         March 31,
                                            1996                 1995
                                                   (Unaudited)

Revenues:

  Interest income                          $    585            $   3,824
  Program income                              4,495                  836
    Total revenues                            5,080                4,660
  Less: Interest on borrowings                3,391                  669
    Net interest and program income           1,689                3,991

Noninterest expenses:

  Accounting and administrative services     45,225               51,788
  Legal and state fees                        9,500               10,925
  Other operating expenses                   12,991               17,368
   Total expenses                            67,716               80,081

   Loss before tax                          (66,027)             (76,090)

Income tax benefit                          (23,109)             (26,632)

    Net loss                               $(42,918)            $(49,458)





 The accompanying notes are an integral part of these financial statements.



                                    (3)

                          HL FUNDING COMPANY, INC.
                               BALANCE SHEETS



                                               As of               As of
                                              March 31,         December 31,
                                               1996                 1995
     Assets                                           (unaudited)


Cash and cash equivalents                     $  2,173            $ 68,582
Premium loans receivable                       206,299             189,361
Prepaid SEC registration fees                   23,230              23,230
Interest and administrative fees receivable
 on loans                                       11,680               7,185
Organizational costs                            33,272              40,206
Intercompany receivable                        175,911
Federal income tax receivable                   35,063             195,216
Deferred tax asset                              11,203              28,165
  Total assets                                $498,831            $551,945



     Liabilities and Stockholder's Equity


Intercompany payable                          $      0            $ 27,134
Intercompany loan payable                      206,299             189,361
  Total liabilities                            206,299             216,495



Common stock, 100 shares authorized,
  $1 par value, issued and
  outstanding 100 shares                           100                 100
Capital surplus                                749,900             749,900
Retained earnings (deficit)                   (457,468)           (414,550)
  Total stockholder's equity                   292,532             335,450

Total liabilities and stockholder's equity    $498,831            $551,945





 The accompanying notes are an integral part of these financial statements.

                                    (4)

                         HL FUNDING COMPANY, INC.
                         STATEMENTS OF CASH FLOWS



                                               As of               As of
                                              March 31,         December 31,
                                               1996                 1995
                                           (unaudited)

Operating Activities:
  Net loss                                  $ (42,918)           $ (49,458)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
    Amortization of organizational costs        6,934                6,933
    Decrease in intercompany payable         (203,045)            (341,588)
    Increase in other assets                   (4,495)                (760)
    Decrease (increase) in Federal income
      tax receivable                          160,153              (27,592)
    Decrease in deferred tax asset             16,962                  960
Cash used for operating activities            (66,409)            (411,505)

Investing Activities:
  Premium loans                               (16,938)             (20,000)
  Organizational costs                              0                    0
Cash used for investing activities            (16,938)             (20,000)

Financing Activities:
  Intercompany loans                           16,938               20,000
  Capital contribution and stock issuance           0                    0
Cash  provided by financing activities         16,938               20,000

Net decrease in cash                          (66,409)            (411,505)
Cash at beginning of period                    68,582              621,507

Cash at end of period                       $   2,173            $ 210,002



 The accompanying notes are an integral part of these financial statements.


                                    (5)

                          HL FUNDING COMPANY, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1996

NOTE 1 - ORGANIZATION

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

Management expects the administrative costs of issuing and maintaining the programs will be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through March 31, 1996, fourteen programs were sold.

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

CASH AND  CASH EQUIVALENTS
Cash equivalents include an investment ($ 0 and $66,408 as of March 31, 1996 and December 31, 1995 , respectively) in Hartford Liquid Asset Trust (see
Note 3).

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

                                    (6)

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

HLFC's funds for financing the programs are obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR plus 125 basis points. The interest rate was 6.875% at March 31, 1996.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalent, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

NOTE 5 - INCOME TAXES

HLFC is included in ITT Hartford Group, Inc.'s consolidated U.S. Federal income tax return and remits to (receives from) ITT Hartford Group, Inc. a current income tax provision (benefit) computed in accordance with the tax sharing arrangements between ITT Hartford Group, Inc. and its subsidiaries. The effective tax rate in 1996 and 1995 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:


                               March 31,      December 31
                                 1996             1995

Current                       $ (24,070)      $(195,216)
Deferred                            961         (28,165)
                              ---------       ---------
                              $ (23,109)      $(223,381)


As of March 31, 1996 and December 31, 1995, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $ 0, $162 and $ 0 in 1995, 1994 and 1993, respectively.

NOTE 6 - PREMIUM LOANS

All premium loans to participants are secured by participants' shares of mutual funds, which include open-end investment companies registered under the Investment Company Act of 1940. When loans are originated, customers must pledge mutual fund shares valued at 2.5 times the yearly premiums being financed. During the life of the loan, the fair market value of the collateralized mutual fund shares must equal at least 1.5 times the amount of the total loan, or the participant must pledge additional shares to achieve this level. The loan will be liquidated if the fair market value of the collateral-to-loan ratio falls below 1.3. Effective January 1, 1995, HL Funding Company, Inc. adopted Statement of Financial Accounting Standard Nos. 114 and 118, ""Accounting by Creditors for Impairment of a Loan.'' These standards change the method by which the allowance for loan losses is determined for impaired loans. Since all premium loans are secured by collateral, with fair market value exceeding the loan value, there was no impact to the financial position or future results of operations of HL Funding Company, Inc. as a result of the adoption of the new accounting standards on January 1, 1995.


                                     (7)

Item  2. MANAGEMENT'S  NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
              THREE MONTHS  ENDED  MARCH 31, 1996 AND 1995


OPERATING RESULTS

For the first quarter of 1996 HL Funding Company, Inc. (the Company) had a net loss of $42,918 compared to a net loss of $49,458 for the first quarter of 1995. Net losses in the comparative periods were principally due to general operating expenses of the Company exceeding short term interest and program income for the quarter. The decrease in the net loss between March 31, 1996 and 1995 was principally due to lower expenses in 1996, partially
offset by a decrease in interest income.   Through March 31, 1996 fourteen
programs were sold by the Company.






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










                                          H. L. Funding Company, Inc.
                                                  (Registrant)

                                      by ________________________________
May 10, 1996                             George R. Jay
                                         Secretary and Director







                                    (10)

                                 EXHIBIT INDEX


Exhibit
Number       Description                                          Location
- -------      -----------                                          --------

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