Form 10-Q
period 1996-06-30
HL FUNDING CO INC
filed 1996-08-13
CIK 897998

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark one)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from           to
                              ----------  -----------

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

As of August 13, 1996 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Life Insurance Company.

                               HL FUNDING COMPANY, INC.
                                  TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

    Statements of Income - Quarter and Six Months Ended June 30, 1996
     and 1995.............................................................    3

    Balance Sheets - June 30, 1996 and December 31, 1995..................    4

    Statements of Cash Flows - Six Months Ended June 30, 1996 and 1995....    5

    Notes to Financial Statements.........................................    6

  Item 2.  Management's Narrative Analysis of Results of Operations*
           Six Months Ended June 30, 1996 and 1995........................    8

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K...............................    9

  Signature...............................................................   10

  Exhibit Index...........................................................   11


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


                               HL FUNDING COMPANY, INC.
                             STATEMENTS OF INCOME (LOSS)


                                                                      Quarter Ended         For the Six Months Ended
                                                                         June 30,                   June 30,
                                                                    1996           1995          1996         1995
                                                                  ---------      --------      --------     ---------
                                                                        (Unaudited)                 (Unaudited)
REVENUES:

    Interest income                                              $     1,477     $   2,338        2,062        6,162
    Program income                                                     5,136         1,627        9,631        2,463
                                                                 -----------     ---------    ---------     --------
        Total revenues                                                 6,613         3,965       11,693        8,625
    Less: Interest on borrowings                                       3,573             0        6,964            0
                                                                 -----------     ---------    ---------     --------
         Net interest and program income                               3,040         3,965        4,729        8,625
                                                                 -----------     ---------    ---------     --------

NONINTEREST EXPENSES:

    Accounting and administrative services                            45,225        51,787       90,450      103,575
    Legal and state fees                                               1,735         1,025       11,235       11,950
    Other operating expenses                                          10,885        16,030       23,842       34,067
                                                                 -----------     ---------    ---------     --------
        Total expenses                                                57,845        68,842      125,527      149,592
                                                                 -----------     ---------    ---------     --------
        Loss before tax                                              (54,805)      (64,877)    (120,798)    (140,967)

    Income tax benefit                                               (19,182)      (22,708)     (42,279)     (49,339)
                                                                 -----------     ---------    ---------     --------
        Net loss                                                  $  (35,623)     $(42,169)     (78,519)     (91,628)
                                                                 -----------     ---------    ---------     --------
                                                                 -----------     ---------    ---------     --------


   The accompanying notes are an integral part of these financial statements.

                                HL FUNDING COMPANY, INC.
                                    BALANCE SHEETS

                                                                     As of                            As of
                                                                    June 30,                      December 31,
                                                                      1996                            1995
                                                               -----------------               ------------------
                                                                  (unaudited)
          ASSETS

Cash and cash equivalents                                         $      182,968                   $       68,582
Premium loans receivable                                                 220,833                          189,361
Prepaid SEC registration fees                                             23,195                           23,230
Interest and administrative fees receivable on loans                      16,816                            7,185
Organizational costs                                                      26,339                           40,206
Federal income tax receivable                                             55,204                          195,216
Deferred tax asset                                                        10,243                           28,165
                                                                  --------------                   --------------
   Total assets                                                   $      535,598                   $      551,945
                                                                  --------------                   --------------
                                                                  --------------                   --------------


          LIABILITIES AND STOCKHOLDER'S EQUITY

Intercompany payable                                              $       57,857                   $       27,134
Intercompany loan payable                                                220,833                          189,361
                                                                  --------------                   --------------
   Total liabilities                                                     278,690                          216,495
                                                                  --------------                   --------------

Common stock, 100 shares authorized,
     $1 par value, issued and
     outstanding 100 shares                                                  100                              100
Capital surplus                                                          749,900                          749,900
Retained earnings (deficit)                                             (493,092)                        (414,550)
                                                                  --------------                   --------------
   Total stockholder's equity                                            256,908                          335,450
                                                                  --------------                   --------------

Total liabilities and stockholder's equity                        $      535,598                   $      551,945
                                                                  --------------                   --------------
                                                                  --------------                   --------------

   The accompanying notes are an integral part of these financial statements.

                               HL FUNDING COMPANY, INC.
                               STATEMENTS OF CASH FLOWS



                                                                    For the Six Months Ended
                                                                             June 30,
                                                                      1996              1995
                                                                  -----------        ----------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
     Net loss                                                     $   (78,541)       $  (91,628)
     Adjustments to reconcile net loss to
      net cash used for operating activities:
        Amortization of organizational costs                           13,867            13,867
        Decrease (increase) in intercompany payable                    30,723          (252,516)
        Increase in other assets                                       (9,597)           (1,558)
        Decrease (increase) in Federal income tax receivable          140,012           (50,938)
        Decrease in deferred tax asset                                 17,922             1,599
                                                                  -----------        ----------
Cash used for operating activities                                    114,386          (381,174)
                                                                  -----------        ----------

INVESTING ACTIVITIES:
     Premium loans                                                    (31,472)          (33,541)
     Organizational costs                                                   0                 0
                                                                  -----------        ----------
Cash used for investing activities                                    (31,472)          (33,541)
                                                                  -----------        ----------

FINANCING ACTIVITIES:
     Intercompany loans                                                31,472            33,541
     Capital contribution and stock issuance                                0                 0
                                                                  -----------        ----------
Cash  provided by financing activities                                 31,472            33,541
                                                                  -----------        ----------

Net increase (decrease) in cash                                       114,386          (381,174)
Cash at beginning of period                                            68,582           621,507
                                                                  -----------        ----------
Cash at end of period                                             $   182,968        $  240,333
                                                                  -----------        ----------
                                                                  -----------        ----------

   The accompanying notes are an integral part of these financial statements.

                               HL FUNDING COMPANY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

NOTE 1 - ORGANIZATION

HL Funding Company, Inc. (HLFC) was formed in the State of Connecticut on February 8, 1993. HLFC is a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by ITT Hartford Group, Inc. On March 26, 1993, HLFC issued 100 shares ($1 par) of stock to HLIC for $100. On May 28, 1993 and September 30, 1994, additional capital contributions of $99,900 and $650,000 respectively, were made by HLIC.

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

Management expects the administrative costs of issuing and maintaining the programs will be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through June 30, 1996, sixteen programs were sold.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include an investment ($180,795 and $66,408 as of June 30, 1996 and December 31, 1995, respectively) in Hartford Liquid Asset Trust (see
Note 3).

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

HLFC invests a portion of its assets in Hartford Liquid Asset Trust, a short term investment pool of liquid securities, in which companies of the ITT Hartford Insurance Group, Inc. participate. Pursuant to the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date of 12 months or less from the date of purchase. Interest earned by the Trust is allocated to each participant based on their pro-rata share of principal contributions.

HLFC's funds for financing the programs are obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR plus 125 basis points. The interest rate was 6.625% at June 30, 1996.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalent, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

NOTE 5 - INCOME TAXES

From inception of the company through December 31, 1995, HLFC was included in ITT Hartford Group, Inc.'s consolidated U.S. Federal income tax return and received from ITT Hartford Group, Inc. current income tax benefits computed in accordance with the tax sharing arrangements between ITT Hartford Group, Inc. and its subsidiaries. Subsequent to the spin-off of the ITT Hartford Insurance Group, Inc. from its former parent ITT Corp., HLFC will not be included in the consolidated U.S. Federal income tax return of ITT Hartford Group, Inc., and accordingly as of June 30, 1996 HLFC will file a stand-alone U.S. Federal income tax return. The effective tax rate in 1996 and 1995 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                             JUNE 30, 1996      DECEMBER 31, 1995
                             -------------      -----------------
        Current               $ (44,211)          $ (195,216)
        Deferred                  1,920              (28,165)
                               ---------           ----------
                              $ (42,291)          $ (223,381)
                               ---------           ----------
                               ---------           ----------

As of June 30, 1996 and December 31, 1995, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the
start of business of HLFC.  Income taxes paid were   $ 0, $162 and $ 0 in 1995,
1994 and 1993, respectively.

NOTE 6 - PREMIUM LOANS

All premium loans to participants are secured by participants' share of mutual funds, which include open-end investment companies registered under the Investment Company Act of 1940. When loans are originated, customers must pledge mutual fund shares valued at 2.5 times the yearly premiums being financed. During the life of the loan, the fair market value of the collateralized mutual fund shares must equal at least 1.5 times the amount of the total loan, or the participant must pledge additional shares to achieve this level. The loan will be liquidated if the fair market value of the collateral-to-loan ratio falls below 1.3. Effective January 1, 1995, HL Funding Company, Inc. adopted Statement of Financial Accounting Standard Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan." These standards change the method by which the allowance for loan losses is determined for impaired loans. Since all premium loans are secured by collateral, with fair market value exceeding the loan value, there was no impact to the financial position or future results of operations of HL Funding Company, Inc. as a result of the adoption of the new accounting standards on January 1, 1995.


                     Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                                RESULTS OF OPERATIONS

                       SIX MONTHS ENDED JUNE 30, 1996 AND 1995

OPERATING RESULTS

For the first half of 1996 HL Funding Company, Inc. (the Company) had a net loss of $78,541 compared to a net loss of $91,628 for the first half of 1995. Net losses in the comparative periods were principally due to general operating expenses of the Company exceeding short term interest and program income for the six months ended June 30, 1996 and 1995. The decrease in the net loss between June 30, 1996 and 1995 was principally due to lower expenses for salary and overhead in 1996, partially offset by a decrease in non program interest income. Through June 30, 1996, sixteen programs were sold by the Company.

                             PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  See Exhibit Index

         (b)  None.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 13, 1996                        HL Funding Company, Inc.
                                              (Registrant)

                                       by
                                          -----------------------------------
                                                    George R. Jay
                                               Secretary and Director

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

 (15)         Letter re unaudited interim financial information         None

 (18)         Letter re change in accounting principles                 None

 (19)         Previously unfiled documents                              None

 (20)         Report furnished to security holders                      None

 (23)         Published report regarding matters submitted to           None
              vote of security holders

 (24)         Consents of experts and counsel                           None

 (25)         Power of attorney                                         None

 (28)         Additional exhibits                                       None