Form 10-Q/A
period 1996-06-30
HL FUNDING CO INC
filed 1996-08-14
CIK 897998

                   This is an amended filing due to an inadvertent
             error discovered after the original filing dated 8/13/96.


                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-Q/A

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


                               HL FUNDING COMPANY, INC.
                             STATEMENTS OF INCOME (LOSS)


                                                                      Quarter Ended         For the Six Months Ended
                                                                         June 30,                   June 30,
                                                                    1996           1995          1996         1995
                                                                  ---------      --------      --------     ---------
                                                                        (Unaudited)                 (Unaudited)
REVENUES:

    Interest income                                              $     1,477     $   2,338        2,062        6,162
    Program income                                                     5,136         1,627        9,631        2,463
                                                                 -----------     ---------    ---------     --------
        Total revenues                                                 6,613         3,965       11,693        8,625
    Less: Interest on borrowings                                       3,573           620        6,964        1,289
                                                                 -----------     ---------    ---------     --------
         Net interest and program income                               3,040         3,345        4,729        7,336
                                                                 -----------     ---------    ---------     --------

NONINTEREST EXPENSES:

    Accounting and administrative services                            45,225        51,787       90,450      103,575
    Legal and state fees                                               1,735         1,025       11,235       11,950
    Other operating expenses                                          10,885        15,410       23,876       32,778
                                                                 -----------     ---------    ---------     --------
        Total expenses                                                57,845        68,222      125,561      148,303
                                                                 -----------     ---------    ---------     --------
        Loss before tax                                              (54,805)      (64,877)    (120,832)    (140,967)

    Income tax benefit                                               (19,182)      (22,708)     (42,291)     (49,339)
                                                                 -----------     ---------    ---------     --------
        Net loss                                                  $  (35,623)     $(42,169)     (78,541)     (91,628)
                                                                 -----------     ---------    ---------     --------
                                                                 -----------     ---------    ---------     --------


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


August 14, 1996                        HL Funding Company, Inc.
                                              (Registrant)

                                       by /s/ George R. Jay
                                          -----------------------------------
                                                    George R. Jay
                                               Secretary and Director

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