Form 10-Q
period 1996-09-30
HL FUNDING CO INC
filed 1996-11-14
CIK 897998

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1996

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


                         Telephone number 203-843-8213





Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days.  Yes _X_   No ___.

As of November 12, 1996 there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Financial Services Corporation.

                           HL FUNDING COMPANY, INC.
                              TABLE OF CONTENTS



                                                                    PAGE
PART I.  FINANCIAL INFORMATION:

 Item 1.  Financial Statements:

   Statements of Income -  Quarter and
    Nine Months Ended September 30, 1996 and 1995......................3

   Balance Sheets - September 30, 1996 and
    December 31,1995...................................................4

   Statements of Cash Flows - Nine Months
    Ended September 30, 1996 and 1995..................................5

   Notes to  Financial Statements......................................6

 Item 2.  Management's Narrative Analysis of
          Results of Operations*
   Nine Months Ended September 30, 1996 and 1995.......................8

Part II.  OTHER INFORMATION:

 Item 6.  Exhibits and Reports on Form 8-K.............................9

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

                                   HL FUNDING COMPANY, INC.
                                   STATEMENTS OF INCOME (LOSS)

                                              Quarter Ended          For the Nine Months Ended
                                              September 30,                September 30,
                                            1996          1995          1996           1995
                                          -----------------------------------------------------
                                                (Unaudited)                (Unaudited)
REVENUES:
Interest income                           $  3,214      $  3,966      $   5,276      $  10,128
Program income                               5,607         1,407         15,238          3,870
                                          -----------------------------------------------------
Total revenues                               8,821         5,373         20,514         13,998
Less: Interest on borrowings                 4,035           994         10,999          2,283
                                          -----------------------------------------------------
Net interest and program income              4,786         4,379          9,515         11,715
                                          -----------------------------------------------------

NONINTEREST EXPENSES:
Accounting and administrative services      45,225        51,788        135,675        155,363
Legal and state fees                           160             0         11,395         11,950
Other operating expenses                     7,364        16,017         31,240         48,795
                                          -----------------------------------------------------
Total expenses                              52,749        67,805        178,310        216,108
                                          -----------------------------------------------------

Loss before tax                            (47,963)      (63,426)      (168,795)      (204,393)

Income tax benefit                         (16,788)      (22,200)       (59,079)       (71,538)
                                          -----------------------------------------------------

Net loss                                  $(31,175)     $(41,226)     $(109,716)     $(132,855)
                                          -----------------------------------------------------
                                          -----------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

                           HL FUNDING COMPANY, INC.
                                BALANCE SHEETS


                                                       As of           As of
                                                   September 30,   December 31,
                                                        1996          1995
                                                     ---------      ---------
ASSETS                                              (unaudited)
Cash and cash equivalents                            $ 350,655      $  68,582
Premium loans receivable                               304,594        189,361
Prepaid SEC registration fees                           23,112         23,230
Interest and administrative fees receivable on loans    22,424          7,185
Organizational costs                                    19,405         40,206
Federal income tax receivable                           72,952        195,216
Deferred tax asset                                       9,283         28,165
                                                     ---------      ---------
Total assets                                         $ 802,425      $ 551,945
                                                     ---------      ---------
                                                     ---------      ---------

LIABILITIES AND STOCKHOLDER'S EQUITY


Intercompany payables                                $ 272,097      $  27,134
Intercompany loan payable                              304,594        189,361
                                                     ---------      ---------
Total liabilities                                      576,691        216,495
                                                     ---------      ---------



Common stock, 100 shares authorized,
$1 par value, issued and
outstanding 100 shares                                     100            100
Capital surplus                                        749,900        749,900
Retained earnings (deficit)                           (524,266)      (414,550)
                                                     ---------      ---------
Total stockholder's equity                             225,734        335,450
                                                     ---------      ---------

Total liabilities and stockholder's equity           $ 802,425      $ 551,945
                                                     ---------      ---------
                                                     ---------      ---------

  The accompanying notes are an integral part of these financial statements.

                           HL FUNDING COMPANY, INC.
                           STATEMENTS OF CASH FLOWS

                                                      For the Nine Months Ended
                                                            September 30,
                                                           1996       1995
                                                        ---------   ---------
                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net loss                                                $(109,716)  $(132,855)
Adjustments to reconcile net loss to
net cash used for operating activities:
Amortization of organizational costs                       20,800      20,800
Decrease (increase) in intercompany payable               244,963    (200,991)
Increase in other assets                                  (15,120)     (2,628)
Decrease (increase) in Federal income tax receivable      122,264     (74,417)
Decrease in deferred tax asset                             18,882       2,879
                                                        ---------   ---------
Cash used for operating activities                        282,073    (387,212)
                                                        ---------   ---------

INVESTING ACTIVITIES:
Premium loans                                            (115,234)    (37,537)
Organizational costs                                            0           0
                                                        ---------   ---------
Cash used for investing activities                       (115,234)    (37,537)
                                                        ---------   ---------

FINANCING ACTIVITIES:
Intercompany loans                                        115,234      37,537
Capital contribution and stock issuance                         0           0
                                                        ---------   ---------
Cash  provided by financing activities                    115,234      37,537
                                                        ---------   ---------

Net increase (decrease) in cash                           282,073    (387,211)
Cash at beginning of period                                68,582     621,507
                                                        ---------   ---------

Cash at end of period                                   $ 350,655   $ 234,296
                                                        ---------   ---------
                                                        ---------   ---------


 The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 - ORGANIZATION

HL Funding Company, Inc. (HLFC) was formed in the State of Connecticut on February 8, 1993 as a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). On July 15, 1996, a reorganization took place and the outstanding stock of HLFC was contributed to Hartford Financial Services Corporation (HFSC) by HLIC. HFSC is a wholly owned subsidiary of HLIC. All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by ITT Hartford Group, Inc. (Prior to December 19, 1995, ITT Hartford Group, Inc. was a wholly owned subsidiary of ITT Corporation. On December 19, 1995, ITT Corporation distributed all of the outstanding shares of ITT Hartford Group, Inc. to ITT Corporation shareholders). On March 26, 1993, HLFC issued 100 shares ($1 par) of stock to HLIC for $100. On May 28, 1993 and September 30, 1994, additional capital contributions of $99,900 and $650,000 respectively, were made by HLIC.

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

Management expects the administrative costs of issuing and maintaining the programs will be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through September 30, 1996, eighteen programs were sold.

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

CASH AND CASH EQUIVALENTS
Cash equivalents include an investment ($348,482 and $66,408 as of September 30, 1996 and December 31, 1995, respectively) in Hartford Liquid Asset Trust (see Note 3).

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

HLFC's funds for financing the programs are obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR rate plus 1.25%. The interest rate was 6.875% at September 30, 1996.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalent, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

NOTE 5 - INCOME TAXES

From inception of the company through December 19, 1995, HLFC was included in the consolidated filing of ITT Corporation. For the period December 20 - 31, 1995, HLFC participated in the consolidated filing of ITT Hartford Group, Inc.'s U.S. Federal income tax return and received from ITT Hartford Group, Inc. current income tax benefits computed in accordance with the tax sharing arrangements between ITT Hartford Group, Inc. and its subsidiaries. Subsequent to the spin-off of the ITT Hartford Insurance Group, Inc. from its former parent ITT Corp., HLFC will not be included in the consolidated U.S. Federal income tax return of ITT Hartford Group, Inc., and accordingly as of September 30, 1996 HLFC will file as a member of a separate non-life consolidated group with its immediate parent, Hartford Financial Services Corporation. The effective tax rate in 1996 and 1995 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                          September 30, 1996       December 31, 1995

          Current             $(61,959)               $(195,216)
          Deferred               2,880                  (28,165)
                              ---------               ----------
                              $(59,079)               $(223,381)
                              ---------               ----------
                              ---------               ----------

As of September 30, 1996 and December 31, 1995, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $0, $162 and $0 in 1995, 1994 and 1993, respectively.

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


                  Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                             RESULTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


OPERATING RESULTS

For the nine months ended September 30, 1996, HL Funding Company, Inc. (the Company) had a net loss of $109,716 compared to a net loss of $132,855 for the nine months ended September 30, 1995. Net losses in the comparative periods were principally due to general operating expenses of the Company exceeding short term interest and program income for the nine months ended September 30, 1996 and 1995. The decrease in the net loss between September 30, 1996 and 1995 was principally due to lower expenses for salary and overhead in 1996, and slightly higher program income generated from sales of new contracts, partially offset by a decrease in non program interest income. Through September 30, 1996, eighteen programs were sold by the Company versus eight through September 30, 1995.

                          PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



       (a) See Exhibit Index

       (b) None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 12, 1996                            HL Funding Company, Inc.
                                                   (Registrant)

                                             by____________________________
                                                    George R. Jay

                                               Secretary and Director

                                 EXHIBIT INDEX


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