Form 10-K
period 1996-12-31
HL FUNDING CO INC
filed 1997-03-31
CIK 897998

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K

(Mark one)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1996

                                   OR

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

                   Telephone number 860-843-8213

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                         -- --   ---


As of February 10, 1997, there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Financial Services Corporation.

The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                         HL FUNDING COMPANY, INC.
                     Annual Report for 1996 on Form 10-K
                             TABLE OF CONTENTS


            ITEM                                                            PAGE



Part I       1     Business of HL Funding Company, Inc.**                     3

             2     Properties**                                               3

             3     Legal Proceedings                                          3

             4     *

Part II      5     Market for HL Funding Company, Inc's Common Stock
                   and Related Stockholder Matters                            4

             6     *

             7     Management's Narrative Analysis of the Results of
                   Operations**                                               4

             8     Financial Statements and Supplementary Data                4

             9     Disagreements on Accounting and Financial Disclosure       4

Part III     10    *

             11    *

             12    *

             13    *

Part IV      14    Exhibits, Financial Statements, Schedules and Reports
                   on Form 8-K                                               4

                   Signatures                                               II-1

                   Exhibit Index                                            II-2

                   * Omitted pursuant to General Instruction J(2) of
                     Form 10-K
                   ** Item prepared in accordance with General Instruction
                      J(2) of Form 10-K

                                     (2)

                                       PART I

ITEM 1. BUSINESS OF HL FUNDING COMPANY, INC.

A. Organization

HL Funding Company, Inc. (the Company or HLFC) offers and administers programs whereby participants obtain life insurance coverage from various ITT Hartford Group, Inc. (The Hartford) affiliated insurance companies. Under the programs, insurance premiums are paid by participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. The loans to participants are funded with proceeds from a loan arrangement with Hartford Life Insurance Company (HLIC). All programs are ten years in length. Upon program conclusion, loan balances and accrued interest become due.

HLFC is a corporation formed in the State of Connecticut on February 8, 1993. From February 8, 1993 to July 14, 1996, HLFC was a wholly owned subsidiary of HLIC. On July 15, 1996, a reorganization took place and the outstanding stock of HLFC was contributed to Hartford Financial Services Corporation (HFSC) by HLIC. HFSC is a wholly owned subsidiary of HLIC. All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by The Hartford. HLFC's registration statement became effective on March 16, 1994.

ITEM 2. PROPERTIES

The Company occupies office space in Simsbury, Connecticut which is leased by Hartford Fire. Expenses associated with these offices are allocated on a direct and indirect basis to the life insurance subsidiaries of Hartford Fire.

ITEM 3. LEGAL PROCEEDINGS

HLFC is not involved in any pending or threatened litigation in which claims for monetary damages are or would be asserted.

                                     (3)

                                   PART II

ITEM 5. MARKET FOR HL FUNDING COMPANY INC.'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

All of HLFC's outstanding shares are ultimately owned by Hartford Fire which is ultimately a subsidiary of The Hartford.

HLFC has issued and outstanding 100 shares of common stock at a par value of $1 per share.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

For the years ended December 31, 1996 and 1995, The Company had losses of $138,637 and $171,027, respectively. The 1996 and 1995 losses reflect non interest expenses for the accounting and administration of HLFC's programs exceeding net interest and program income in each year. Five programs were sold during 1996 and a total of seventeen active programs existed as of December 31, 1996. Premium loans receivable were $320,611 and interest loans receivable were $28,805 as of December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

        (a) Documents Filed:
                (1) See Index to Financial Statements.
                (2) See Exhibits Index.
        (b) No reports on Form 8-K have been filed during the last quarter of 1996.

                                    (4)

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                   F-2

Statements of Income (Loss) for the years ended December 31, 1996,
      1995 and 1994                                                        F-3

Balance Sheets as of December 31, 1996 and 1995                            F-4

Statements of Changes in Stockholder's Equity for the years ended
      December 31, 1996, 1995 and 1994                                    F-5

Statements of Cash Flows for the years ended December 31, 1996,
      1995 and 1994                                                        F-6

Notes to Financial Statements                                              F-7-9

All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

The management of HL Funding Company, Inc. (the Company) is responsible for the preparation and integrity of the information contained in the accompanying financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly the Company's financial position and results of operations, and, that any information contained in the Annual Report is consistent with the financial statements.

Management has made available the Company's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of the Company's financial statements. Their report appears on Page F-2.

An essential element in meeting management's responsibilities is the Company's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for the careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while the Company's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration the Company's system of internal controls in determining the nature, timing and extent of its audit tests.

Another important element is management's recognition of its responsibility for fostering a strong, ethical climate, thereby ensuring that the Company's affairs are transacted according to the highest standards of personal and professional conduct. The Company has a long-standing reputation of integrity in business conduct and utilizes communication and education to create and fortify a strong compliance culture.

The Audit Committee of the Board of Directors of The Hartford, composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholder and Board of Directors of HL Funding Company, Inc.:

We have audited the accompanying balance sheets of HL Funding Company, Inc. (a Connecticut corporation and wholly owned subsidiary of Hartford Financial Services Corporation) as of December 31, 1996 and 1995, and the related statements of income (loss), changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HL Funding Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       ARTHUR ANDERSEN LLP

Hartford, Connecticut
February 10, 1997

                            HL FUNDING COMPANY, INC.
                          STATEMENTS OF INCOME (LOSS)

                                                        FOR THE YEAR ENDED  FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                           DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                               1996                1995                1994
                                                        ------------------  ------------------  ------------------
Net interest and program income:
  Interest income.....................................     $     10,171        $     13,247        $      8,347
  Program income......................................           22,896               8,540                 427
                                                             ----------          ----------          ----------
    Total revenues....................................           33,067              21,787               8,774
  Less: Interest on borrowings........................           16,426               5,462                  85
                                                             ----------          ----------          ----------
    Net interest and program income...................           16,641              16,325               8,689
                                                             ----------          ----------          ----------
Noninterest expenses:

  Accounting and administrative services..............          180,900             207,150             266,612
  Legal and state fees................................           15,840              11,950              51,776
  Other operating expenses............................           33,188              60,343              65,416
                                                             ----------          ----------          ----------
    Total noninterest expenses........................          229,928             279,443             383,804
                                                             ----------          ----------          ----------
    Loss before tax benefit...........................         (213,287)           (263,118)           (375,115)

Income tax benefit....................................          (74,650)            (92,091)           (131,290)
                                                             ----------          ----------          ----------
    Net loss..........................................     $   (138,637)       $   (171,027)       $   (243,825)
                                                             ----------          ----------          ----------
                                                             ----------          ----------          ----------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                                 BALANCE SHEETS

                                                                      AS OF         AS OF
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
      Assets
Cash and cash equivalents........................................   $  351,564    $   68,582
Premium loans receivable.........................................      320,611       189,361
Prepaid SEC registration fees....................................       23,086        23,230
Interest and administrative fees receivable on loans.............       29,205         7,185
Organizational costs.............................................       12,472        40,206
Federal income tax receivable....................................           --       211,218
Deferred tax asset...............................................        8,323        12,163
                                                                   ------------  ------------
  Total assets...................................................   $  745,261    $  551,945
                                                                   ------------  ------------
                                                                   ------------  ------------
      Liabilities and Stockholder's Equity

Intercompany payable.............................................   $  206,427    $   27,134
Intercompany loan payable........................................      320,611       189,361
Federal income tax payable.......................................       21,410        --
                                                                   ------------  ------------
  Total liabilities..............................................      548,448       216,495
                                                                   ------------  ------------
                                                                   ------------  ------------
Common stock, 100 shares authorized, $1 par value, 100 shares
  issued and outstanding.........................................          100           100
Capital surplus..................................................      749,900       749,900
Retained deficit.................................................     (553,187)     (414,550)
                                                                   ------------  ------------
  Total stockholder's equity.....................................      196,813       335,450
                                                                   ------------  ------------
Total liabilities and stockholder's equity.......................   $  745,261    $  551,945
                                                                   ------------  ------------
                                                                   ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                       RETAINED         TOTAL
                                                             COMMON     CAPITAL        EARNINGS      STOCKHOLDER'S
                                                             STOCK      SURPLUS       (DEFICIT)         EQUITY
                                                           ----------  ----------  ----------------  ------------
Balance, December 31, 1993...............................  $      100  $   99,900             302        100,302

Capital contribution.....................................          --     650,000              --        650,000

Net loss.................................................          --          --        (243,825)      (243,825)
                                                           ----------  ----------  ----------------  ------------

Balance, December 31, 1994...............................         100     749,900        (243,523)       506,477

Net loss.................................................          --          --        (171,027)      (171,027)
                                                           ----------  ----------  ----------------  ------------
Balance, December 31, 1995...............................         100     749,900        (414,550)       335,450

Net loss.................................................          --          --        (138,637)      (138,637)
                                                           ----------  ----------  ----------------  ------------

Balance, December 31, 1996...............................  $      100  $  749,900    ($   553,187)    $  196,813
                                                           ----------  ----------  ----------------  ------------
                                                           ----------  ----------  ----------------  ------------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                           FOR THE YEAR ENDED    FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                               DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                   1996                1995                1994
                                           ------------------  ------------------    ------------------
Operating Activities:
  Net loss......................           $(138,637)          $   (171,027)       $   (243,825)
  Adjustments to reconcile net
  loss to net cash (used for)
  operating activities:
    Amortization of organizational
      costs.......................            27,734                 27,733              25,468
    Increase (decrease) in
      intercompany payable........           179,293               (310,740)            316,852
    Increase in other assets......           (21,876)                (6,800)               (177)
    Increase (decrease) in Federal
      income tax receivable.......           211,218               (95,930)           (115,450)
    Decrease (increase) in
      deferred tax asset..........             3,840                  3,839             (16,002)
    Increase in Federal
      income tax payable..........            21,410                     --                  --
                                           ---------            ------------       -------------
Cash provided by (used for)
  operating activities............           282,982               (552,925)            (33,134)
                                           ---------            ------------       -------------
Investing Activities:
  Premium loans.................            (131,250)              (170,888)            (18,473)
                                           ---------            ------------       -------------
Cash used for investing
  activities..................              (131,250)              (170,888)            (18,473)
                                           ---------            ------------       -------------
Financing Activities:
  Intercompany loans............             131,250                170,888              18,473
  Capital contribution..........                  --                     --             650,000
                                           ---------            ------------       -------------

Cash provided by financing
  activities....................             131,250                170,888             668,473
                                           ---------            ------------       ------------
Net increase (decrease) in
  cash........................               282,982               (552,925)            616,866
Cash and cash equivalents at
  beginning of year...........                68,582                621,507               4,641
                                           ---------            ------------       ------------

Cash and cash equivalents at
  end of year.................              $351,564           $     68,582        $    621,507
                                           ---------           -------------       ------------
                                           ---------           -------------       ------------

     The accomopanying notes are an integral part of these financial statements.
                                      F-6

                            HL FUNDING COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1--ORGANIZATION

HL Funding Company, Inc. (HLFC or the Company) was formed in the State of Connecticut on February 8, 1993 as a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). On July 15, 1996, a reorganization took place and the outstanding stock of HLFC was contributed to Hartford Financial Services Corporation (HFSC) by HLIC. HFSC is a wholly owned subsidiary of HLIC. All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by ITT Hartford Group, Inc. (The Hartford). (Prior to December 19, 1995, The Hartford was a wholly owned subsidiary of ITT Corporation. On December 19, 1995, ITT Corporation distributed all of the outstanding shares of The Hartford to ITT Corporation shareholders).

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

Management expects the administrative costs of issuing and maintaining the programs will be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeds the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through December 31, 1996, seventeen programs were sold.

In January, 1997, management of the Company initiated an informal plan to terminate the Company's program. The participants have been notified of management's intent to terminate the program and were given the following options: (1) selling enough shares of registered investment companies to pay back the premium loan, (2) use of the life insurance policy cash value (or some portion of it) to pay back the premium loan, (3) some combination of (1) and (2) and (4) use of other personal assets to pay back the premium loan. Management believes that the informal plan to terminate the Company's program should not significantly change the carrying value of the assets on the balance sheets as of December 31, 1996.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

REVENUES AND EXPENSES

Interest and fees from investments and premium loans receivable are recognized as revenue when earned. Expenses, which are primarily allocated from affiliates, are recognized when incurred.

ORGANIZATIONAL COSTS

Organizational costs are amortized over a three year period.

CASH AND CASH EQUIVALENTS

Cash equivalents include an investment ($341,722 and $66,408 as of December 31, 1996 and December 31, 1995, respectively) in Hartford Liquid Asset Trust (see Note 3).

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

NOTE 3--TRANSACTIONS WITH AFFILIATES

HLIC provides administrative services to HLFC, including use of its facilities and personnel, and allocates a portion of its expenses to HLFC. These amounts are reported as intercompany payable on the balance sheets.

HLFC invests a portion of its assets in Hartford Liquid Asset Trust, a short term investment pool of liquid securities, in which companies of the The Hartford participate. Pursuant to the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date of 12 months or less from the date of purchase. Interest earned by the Trust is allocated to each participant based on their pro-rata share of principal contributions.

HLFC's funds for financing the programs are obtained through a promissory note agreement with HLIC. The agreement allows HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR rate plus 1.25 %, and the note is payable on demand. The interest rate was 6.8125 % at December 31, 1996.

NOTE 4--INCOME TAXES

From inception of the Company through December 19, 1995, HLFC was included in the consolidated filing of ITT Corporation. For the period December 20--31, 1995, HLFC participated in the consolidated filing of The Hartford's U.S. Federal income tax return and received from The Hartford current income tax benefits computed in accordance with the tax sharing arrangements between The Hartford and its subsidiaries. Subsequent to the spin-off of The Hartford from its former parent, ITT Corporation, HLFC will not be included in the consolidated U.S. Federal income tax return of The Hartford and accordingly as of December 31, 1996, HLFC will file as a member of a separate non-life consolidated group with its immediate parent, HFSC. The effective tax rate in 1996, 1995 and 1994 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                       DECEMBER 31, 1996   DECEMBER 31, 1995   DECEMBER 31, 1994
                       -----------------   -----------------   -----------------

Current..........        $   (78,490)       $   (95,930)        $  (115,288)

Deferred.........              3,840              3,839             (16,002)
                         -----------        -----------         ------------
                         $   (74,650)       $   (92,091)        $  (131,290)
                         -----------        -----------         ------------
                         -----------        -----------         ------------

As of December 31, 1996 and 1995, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $0, $0 and $162 in 1996, 1995 and 1994, respectively.

NOTE 5--PREMIUM LOANS

All premium loans to participants are secured by participants' share of mutual funds, which include open-end investment companies registered under the Investment Company Act of 1940. Interest on loans was 9% in 1996, ranged from 8.5% to 9% in 1995 and was 8% in 1994. When loans are originated, customers must pledge mutual fund shares valued at 2.5 times the yearly premiums being financed. During the life of the loan, the fair market value of the collateralized mutual fund shares must equal at least 1.5 times the amount of the total loan, or the participant must pledge additional shares to achieve this level. The loan will be liquidated if the fair market value of the collateral-to-loan ratio falls below 1.3. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan." These standards change the method by which the allowance for loan losses is determined for impaired loans. Since all premium loans are secured by collateral, with fair market value exceeding the loan value, there was no impact to the financial position or future results of operations of the Company as a result of the adoption of the new accounting standards on January 1, 1995.

NOTE 6--FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 18, 1997                     HL FUNDING COMPANY, INC.
--------------                           (REGISTRANT)
    DATE
                                   BY
                                     -------------------------------
                                         GEORGE R. JAY
                                           SECRETARY

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date identified.

          SIGNATURE                     TITLE                        DATE
------------------------------          -----                        ----
Principal Executive Officer

-------------------------------
      Lowndes A. Smith                President and Director      March 18, 1997

Principal Accounting Officer

--------------------------------
       George R. Jay                  Secretary                   March 18, 1997

--------------------------------
       Lynda Godkin                   Secretary and Director      March 18, 1997

--------------------------------
   Donald E. Waggaman, Jr.            Treasurer and Director      March 18, 1997

--------------------------------
      Timothy M. Fitch                Secretary                   March 18, 1997

No annual report or proxy material has been sent to the stockholder.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                         DESCRIPTION                                           LOCATION
-----------  ---------------------------------------------------  ---------------------------------------------------
2            Plan of acquisition, reorganization, arrangement,    None
             liquidation or succession

3(A)         Articles of Incorporation                            Incorporated by reference to HL Funding S-1
                                                                  Registration Statement filed March, 1994 (File No.
                                                                  33-58862)

3(B)         By Laws                                              Incorporated by reference to HL Funding S-1
                                                                  Registration Statement filed March, 1994 (File No.
                                                                  33-58862)

4            Instruments defining the rights of security holders,
             including indenture                                  None

9            Voting trust agreement                               None

10           Material contracts                                   None

11           Statement of computation of per share earnings       Not required to be filed

12           Statement of computation of ratios                   Not required to be filed

13           Annual report to security holder, Form 10-K or       None
             quarterly report to security holder

18           Letter re change in accounting principles            None

19           Previously unfiled documents                         None

22           Subsidiaries of the Registrant                       None

23           Published report regarding matters submitted to      None
             vote of security holders

24           Consents of experts and counsel                      None

25           Power of attorney                                    Incorporated by reference to HL Funding S-1
                                                                  Registration Statement filed March, 1994 (File No.
                                                                  33-58862)

28           Additional exhibits                                  None

29           Information from reports furnished to state          Not required to be filed
             insurance regulatory authorities