Form 10-Q
period 1997-03-31
HL FUNDING CO INC
filed 1997-05-13
CIK 897998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                          Telephone number 860-843-8213




Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

As of May 13, 1997, there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Financial Services Corporation.

                            HL FUNDING COMPANY, INC.
                                TABLE OF CONTENTS



                                                                            Page

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Statements of Income -
       Three Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . .3

     Balance Sheets - March 31, 1997 and
       December 31,1996. . . . . . . . . . . . . . . . . . . . . . . . . . .4

     Statements of Cash Flows - Three Months
       Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . .5


     Notes to  Financial Statements. . . . . . . . . . . . . . . . . . . . .6


  Item 2.  Management's Narrative Analysis of
               Results of Operations*
     Three Months Ended March 31, 1997,  and 1996. . . . . . . . . . . . . .8

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8K . . . . . . . . . . . . . . . . .9

  Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11




(*) Item prepared in accordance with General Instruction H(2) of Form 10-Q.

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

                            HL FUNDING COMPANY, INC.
                           STATEMENTS OF INCOME (LOSS)

                                                           For the Three Months Ended
                                                                    March 31,
                                                             1997                1996
                                                             ----  (Unaudited)   ----
  REVENUES:


  Interest income                                        $  2,930             $   585
  Program income                                                0               4,495
                                                         --------            --------
  Total revenues                                            2,930               5,080
  Less: Interest on borrowings                                  0               3,391
                                                         --------            --------
  Net interest and program income                           2,930               1,689
                                                         --------            --------

  NONINTEREST EXPENSES:

  Accounting and administrative services                        0              45,225
  Legal and state fees                                          0               9,500
  Other operating expenses                                  6,933              12,991
                                                         --------            --------
  Total expenses                                            6,933              67,716
                                                         --------            --------

  Loss before tax                                          (4,003)            (66,027)

  Income tax benefit                                       (1,401)            (23,109)
                                                         --------            --------
  Net gain/(loss)                                       $  (2,602)          $ (42,918)
                                                         --------            --------
                                                         --------            --------


The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                                 BALANCE SHEETS

                                                         As of               As of
                                                        March 31,         December 31,
                                                          1997               1996
                                                       -----------        -----------
    ASSETS                                             (unaudited)

  Cash and cash equivalents                            $  620,023          $  351,564
  Premium loans receivable                                270,935             320,611
  Prepaid SEC registration fees                            23,112              23,086
  Interest and administrative fees
    receivable on loans                                    23,029              29,205
  Organizational costs                                      5,539              12,472
  Deferred tax asset                                        7,363               8,323
                                                       -----------        -----------
  Total assets                                         $  950,001          $  745,261
                                                       -----------        -----------
                                                       -----------        -----------


    LIABILITIES AND STOCKHOLDER'S EQUITY


  Intercompany loan payable                            $  270,935          $  320,611
  Payable to program participants                         264,335                   0
  Other intercompany payables                             201,470             206,427
  Federal income tax payable                               19,050              21,410
                                                       -----------        -----------
  Total liabilities                                       755,790             548,448
                                                       -----------        -----------



  Common stock, 100 shares authorized,
    $1 par value, issued and
    outstanding 100 shares                                    100                 100
  Capital surplus                                         749,900             749,900
  Retained earnings (deficit)                            (555,789)           (553,187)
                                                       -----------        -----------
  Total stockholder's equity                              194,211             196,813
                                                       -----------        -----------

  Total liabilities and stockholder's equity           $  950,001          $  745,261
                                                       -----------        -----------
                                                       -----------        -----------


The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS


                                                         For the Three Months Ended
                                                                 March 31,
                                                           1997                1996
                                                        ----------         -----------
                                                                (Unaudited)
  OPERATING ACTIVITIES:
  Net loss                                              $  (2,602)         $  (42,918)
  Adjustments to reconcile net loss to
  net cash used for operating activities:
  Amortization of organizational costs                      6,933               6,934
  Decrease in intercompany payable                         (4,957)           (203,045)
  Decrease (increase) in other assets                       6,150              (4,495)
  Decrease in Federal income tax receivable                     0             160,153
  Decrease in Federal income tax payable                   (2,360)                  0
  Decrease in deferred tax asset                              960              16,962
  Increase in payable to program participants             264,335                   0
                                                        ----------         -----------
  Cash used for operating activities                      268,459             (66,409)
                                                        ----------         -----------

  INVESTING ACTIVITIES:
  Premium loans                                            49,676             (16,938)
  Organizational costs                                          0                   0
                                                        ----------         -----------
  Cash used for investing activities                       49,676             (16,938)
                                                        ----------         -----------

  FINANCING ACTIVITIES:
  Intercompany loans                                      (49,676)             16,938
  Capital contribution and stock issuance                       0                   0
                                                        ----------         -----------
  Cash provided by financing activities                   (49,676)             16,938
                                                        ----------         -----------

  Net increase (decrease) in cash                         268,459             (66,409)
  Cash at beginning of period                             351,564              68,582
                                                        ----------         -----------

  Cash at end of period                                $  620,023            $  2,173
                                                        ----------         -----------
                                                        ----------         -----------



The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
NOTE 1 - ORGANIZATION

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

HLFC administers programs whereby participants have obtained life insurance coverage from HLIC and Hartford Life and Accident Insurance Company, an affiliate of HLIC. Under the programs, insurance premiums are paid on behalf of participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. Premium loans receivable are funded with proceeds from a loan arrangement with HLIC

In January, 1997, management of the Company initiated an informal plan to terminate the Company's program. The participants were notified of management's intent to terminate the program and were given the following options; (1) selling enough shares of registered investment companies to pay back the premium loan, (2) use of life insurance policy cash value (or some portion of it) to pay back the premium loan, (3) some combination of (1) and
(2) and (4) use of other personal assets to pay back the premium loan. Pursuant to the Company's plan to terminate the program, the Company discontinued offering new contracts effective January 1, 1997. At December 31, 1996 there were seventeen active programs. Three programs were terminated between January and March 31, 1997.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

REVENUES AND EXPENSES
In accordance with managements' plan to terminate the program, no participant related revenues or expenses were recognized or recorded during the period from January 1, 1997 through March 31, 1997 (the period). Additionally, operating expenses were not allocated to the Company from affiliates during the period.

ORGANIZATIONAL COSTS
Organizational costs are amortized over three years; amortization expense continued to be recognized during the period.

CASH AND CASH EQUIVALENTS
Cash equivalents include an investment ($354,993 and $341,722 as of March 31, 1997 and December 31, 1996, respectively) in Hartford Liquid Asset Trust (see
Note 3).

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

NOTE 3 - TRANSACTIONS WITH AFFILIATES

HLIC provides administrative services to HLFC, including use of its facilities and personnel. In accordance with plans to terminate the program, HLIC did not allocate administrative expenses to HLFC during the period.

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

Pursuant to the pending termination of the program, HLFC discontinued issuance of new participant programs as of January 1, 1997. HLFC's funds for financing existing programs were obtained through a promissory note agreement with HLIC. The agreement allowed HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note equals the 90 day LIBOR rate plus 1.25 %, and the note is payable on demand.


NOTE 4 - INCOME TAXES

From inception of the Company through December 19, 1995, HLFC was included in the consolidated filing of ITT Corporation. For the period December 20 - 31, 1995, HLFC participated in the consolidated filing of The Hartford's U.S. Federal income tax return and received from The Hartford current income tax benefits computed in accordance with the tax sharing arrangements between The Hartford and its subsidiaries. Subsequent to the spin-off of The Hartford from its former parent, ITT Corporation, HLFC will not be included in the consolidated U.S. Federal income tax return of The Hartford and accordingly as of December 31, 1996, HLFC will file as a member of a separate non-life consolidated group with its immediate parent, HFSC. The effective tax rate in 1997 and 1996 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                                        March 31, 1997   December 31, 1996

          Current                         $ (2,361)          $ (78,490)
          Deferred                             960               3,840
                                          --------           ---------
                                          $ (1,401)          $ (74,650)
                                          --------           ---------
                                          --------           ---------


As of March 31, 1997 and December 31, 1996, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $0 in 1996 and 1995.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.







                   Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                              RESULTS OF OPERATIONS

                     THREE MONTHS ENDED MARCH 31, 1997 AND 1996



OPERATING RESULTS

For the three months ended March 31, 1997, HL Funding Company, Inc. (the Company) had a net loss of $2,602 compared to a net loss of $42,918 for the three months ended March 31, 1996. Pursuant to the Company's plan to terminate the program, operating results for the period January 1 through March 31, 1997 reflect discontinuance of recognition of revenues and expenses associated with the program and discontinuance of operating expenses allocated to the Company by affiliates. The only expense recognized during the period was amortization related to organization costs. The prior year period's net loss was primarily attributable to net operating expenses of the Company exceeding short-term interest and program income.

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




May 13, 1997                            HL Funding Company, Inc.
------------
    Date                                           (Registrant)

                                        by
                                           -------------------------------------
                                                   George R. Jay
                                                     Secretary

                                  EXHIBIT INDEX




Exhibit
Number       Description                                              Location
-------      -----------                                              ---------


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