Form 10-Q
period 1997-06-30
HL FUNDING CO INC
filed 1997-08-14
CIK 897998

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________ to __________

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

                         Telephone number 860-843-8213



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

As of August 10, 1997, there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Financial Services Corporation.

                            HL FUNDING COMPANY, INC.
                               TABLE OF CONTENTS








                                                                           Page
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Statements of Income -
       Six Months Ended June 30, 1997 and 1996..........................      3

     Balance Sheets June 30, 1997 and
       December 31,1996.................................................      4

     Statements of Cash Flows - Six Months
       Ended June 30, 1997 and 1996.....................................      5

     Notes to  Financial Statements.....................................      6

  Item 2.  Management's Narrative Analysis of
           Results of Operations*
     Six Months Ended June 30, 1997, and 1996...........................      8

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K.............................      9


  Signature.............................................................     10

Exhibit Index...........................................................     11










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

                            HL FUNDING COMPANY, INC.
                          STATEMENTS OF INCOME (LOSS)

                                                                                               FOR THE SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                  (Unaudited)
Revenues:
  Interest income...........................................................................  $   6,915  $   2,062
  Program income............................................................................          0      9,631
                                                                                              ---------  ---------
    Total revenues..........................................................................      6,915     11,693
  Less: Interest on borrowings..............................................................          0      6,964
                                                                                              ---------  ---------
    Net interest and program income.........................................................      6,915      4,729
                                                                                              ---------  ---------
Noninterest expenses:
  Accounting and administrative services....................................................          0     90,450
  Legal and state fees......................................................................          0     11,235
  Other operating expenses..................................................................     12,482     23,876
                                                                                              ---------  ---------
    Total expenses..........................................................................     12,482    125,561
                                                                                              ---------  ---------
    Loss before tax.........................................................................     -5,567   -120,832

Income tax benefit..........................................................................     -1,949    -42,291
                                                                                              ---------  ---------
    Net gain/(loss).........................................................................  $  -3,618  $ -78,541
                                                                                              ---------  ---------
                                                                                              ---------  ---------

      The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                                 BALANCE SHEETS

                                                                                       As of
                                                                          As of      December
                                                                        June 30,        31,
                               Assets                                     1997         1996
                                                                       -----------  -----------
                                                                       (unaudited)
Cash and cash equivalents............................................   $ 221,645    $ 351,564
Premium loans receivable.............................................     199,098      320,611
Prepaid SEC registration fees........................................      23,112       23,086
Interest and administrative fees receivable on loans.................      18,167       29,205
Organizational costs.................................................           0       12,472
Federal income tax receivable........................................      64,435            0
Deferred tax asset...................................................       6,403        8,323
                                                                        ----------   ----------
    Total assets.....................................................   $ 532,860    $ 745,261
                                                                        ----------   ----------
                    Liabilities and Stockholder's Equity
Intercompany loan payable............................................   $ 199,098    $ 320,611
Payable to program participants......................................           0            0
Other intercompany payables..........................................     140,568      206,427
Federal income tax payable...........................................           0       21,410
                                                                        ----------   ----------
    Total liabilities................................................     339,666      548,448
                                                                        ----------   ----------
Common stock, 100 shares authorized, $1 par value, issued and
  outstanding 100 shares.............................................         100          100
Capital surplus......................................................     749,900      749,900
Retained earnings (deficit)..........................................    -556,806     -553,187
                                                                        ----------   ----------
    Total stockholder's equity.......................................     193,194      196,813
                                                                        ----------   ----------
Total liabilities and stockholder's equity...........................   $ 532,860    $ 745,261
                                                                        ----------   ----------
                                                                        ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                          For the Six Months
                                                                             Ended June 30,
                                                                         --------------------
                                                                           1997       1996
                                                                         ---------  ---------
                                                                             (Unaudited)
Operating Activities:
    Net loss...........................................................  $  -3,618  $ -78,541
    Adjustments to reconcile net loss to net cash used for operating activities:
     Amortization of organizational costs..............................     12,471     13,867
     Increase in intercompany payable..................................    -65,859     30,723
     Decrease (increase) in other assets...............................     11,012     -9,597
     Decrease in Federal income tax receivable.........................    -64,435    140,012
     Decrease in Federal income tax payable............................    -21,410          0
     Decrease in deferred tax asset....................................      1,920     17,922
     Increase in payable to program participants.......................          0          0
                                                                         ---------  ---------
Cash used for operating activities.....................................   -129,919    114,386
                                                                         ---------  ---------
Investing Activities:
    Premium loans......................................................    121,513    -31,472
    Organizational costs...............................................          0          0
                                                                         ---------  ---------
Cash used for investing activities.....................................    121,513    -31,472
                                                                         ---------  ---------
Financing Activities:
    Intercompany loans.................................................   -121,513     31,472
    Capital contribution and stock issuance............................          0          0
                                                                         ---------  ---------
Cash provided by financing activities..................................  -121,513      31,472
                                                                         ---------  ---------
Net increase (decrease) in cash........................................   -129,919    114,386
Cash at beginning of period............................................    351,564     68,582
                                                                         ---------  ---------
Cash at end of period..................................................  $ 221,645  $ 182,968
                                                                         ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997
Note 1 - Organization

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

HLFC administers programs whereby participants have obtained life insurance coverage from HLIC and Hartford Life and Accident Insurance Company, an affiliate of HLIC. Under the programs, insurance premiums are paid on behalf of participants through a series of loans from HLFC. Loans to participants are secured by participants' ownership in shares of regulated investment companies. Premium loans receivable are funded with proceeds from a loan arrangement with HLIC

In January, 1997, management of the Company initiated an informal plan to terminate the Company's program. The participants were notified of management's intent to terminate the program and were given the following options; (1) selling enough shares of registered investment companies to pay back the premium loan, (2) use of life insurance policy cash value (or some portion of it) to pay back the premium loan, (3) some combination of (1) and
(2) and (4) use of other personal assets to pay back the premium loan. Pursuant to the Company's plan to terminate the program, the Company discontinued offering new contracts effective January 1, 1997. At December 31, 1996 there were seventeen active programs. Eleven programs were terminated between January and June 30, 1997.

Note 2 - Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Revenues and Expenses
In accordance with managements' plan to terminate the program, no participant related revenues or expenses were recognized or recorded during the period from January 1, 1997 through June 30, 1997 (the period). Additionally, operating expenses were not allocated to the Company from affiliates during the period.

Organizational Costs
Organizational costs are amortized over three years; amortization expense continued to be recognized during the period.

Cash and Cash Equivalents
Cash equivalents include an investment ($198,167 and $341,722 as of June 30, 1997 and December 31, 1996, respectively) in Hartford Liquid Asset Trust (see
Note 3).

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

Note 4 - Income Taxes

From inception of the Company through December 19, 1995, HLFC was included in the consolidated filing of ITT Corporation. For the period December 20 - 31, 1995, HLFC participated in the consolidated filing of The Hartford's U.S. Federal income tax return and received from The Hartford current income tax benefits computed in accordance with the tax sharing arrangements between The Hartford and its subsidiaries. Subsequent to the spin-off of The Hartford from its former parent, ITT Corporation, HLFC will not be included in the consolidated U.S. Federal income tax return of The Hartford and accordingly since December 31, 1996, HLFC will file as a member of a separate non-life consolidated group with its immediate parent, HFSC. The effective tax rate in 1997 and 1996 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                           June 30, 1997                 December 31, 1996
                           -------------                 -----------------
            Current          $  ( 3,869)                    $  (78,490)
            Deferred              1,920                          3,840
                             -----------                    -----------
                             $  ( 1,949)                    $  (74,650)
                             -----------                    -----------
                             -----------                    -----------


As of June 30, 1997 and December 31, 1996, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $0 in 1996 and 1995.

Note 5 - Fair Value of Financial Instruments

Cash and cash equivalents, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.










                  Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                             RESULTS OF OPERATIONS

                    SIX  MONTHS ENDED JUNE 30, 1997 AND 1996



Operating Results

For the six months ended June 30, 1997, HL Funding Company, Inc. (the Company) had a net loss of $3,618 compared to a net loss of $78,541 for the six months ended June 30, 1996. Pursuant to the Company's plan to terminate the program, operating results for the period January 1 through June 30, 1997 reflect discontinuance of recognition of revenues and expenses associated with the program and discontinuance of operating expenses allocated to the Company by affiliates. The only expense recognized during the period was amortization related to organization costs. The prior year period's net loss was primarily attributable to net operating expenses of the Company exceeding short-term interest and program income.

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




August 13, 1997                   HL Funding Company, Inc.
       Date                              (Registrant)

                                  By: /s/ George R. Jay
                                      ----------------------
                                        George R. Jay
                                          Secretary

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
