Form 10-Q
period 1997-09-30
HL FUNDING CO INC
filed 1997-11-12
CIK 897998

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                      FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

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

                            Telephone number 860-843-8213



Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No______

As of November 10, 1997, there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Financial Services Corporation.

                               HL FUNDING COMPANY, INC.
                                  TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements:

     Statements of Income -
       Nine Months Ended September 30, 1997 and 1996........................  3

     Balance Sheets September 30, 1997 and
       December 31,1996.....................................................  4

     Statements of Cash Flows - Nine Months
       Ended September 30, 1997 and 1996....................................  5

     Notes to  Financial Statements.........................................  6

  Item 2.  Management's Narrative Analysis of
           Results of Operations*
     Nine Months Ended September 30, 1997,  and 1996........................  8

Part II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K.................................  9


  Signature................................................................. 10

Exhibit Index............................................................... 11



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

                            HL FUNDING COMPANY, INC.
                          STATEMENTS OF INCOME (LOSS)

                                                                                             FOR THE NINE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                              1997        1996
                                                                                            ---------  -----------

                                                                                                 (UNAUDITED)
Revenues:

  Interest income.........................................................................  $  11,245  $     5,276
  Program income..........................................................................          0       15,238
                                                                                            ---------  -----------
    Total revenues........................................................................     11,245       20,514
  Less: Interest on borrowings............................................................          0       10,999
                                                                                            ---------  -----------
    Net interest and program income.......................................................     11,245        9,515
                                                                                            ---------  -----------
Noninterest expenses:

  Accounting and administrative services..................................................          0      135,675
  Legal and state fees....................................................................          0       11,395
  Other operating expenses................................................................     14,066       31,240
                                                                                            ---------  -----------
    Total expenses........................................................................     14,066      178,310
                                                                                            ---------  -----------
    Loss before tax.......................................................................     (2,822)    (168,795)

Income tax benefit........................................................................       (988)     (59,079)
                                                                                            ---------  -----------
    Net gain/(loss).......................................................................  $  (1,834) $  (109,716)
                                                                                            ---------  -----------
                                                                                            ---------  -----------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                                 BALANCE SHEETS

                                                                                          AS OF
                                                                                      SEPTEMBER 30,     AS OF
                                                                                          1997       DECEMBER 31,
Assets                                                                                 (UNAUDITED)       1996
                                                                                      -------------  ------------
Cash and cash equivalents...........................................................   $   228,273    $  351,564
Premium loans receivable............................................................        87,740       320,611
Prepaid SEC registration fees.......................................................        23,112        23,086
Interest and administrative fees receivable on loans................................         9,666        29,205
Organizational costs................................................................             0        12,472
Federal income tax receivable.......................................................        64,434             0
Other Assets........................................................................         6,524             0
Deferred tax asset..................................................................         5,443         8,323
                                                                                      -------------  ------------
  Total assets......................................................................   $   425,192    $  745,261
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Liabilities and Stockholder's Equity

Intercompany loan payable...........................................................   $    87,740    $  320,611
Payable to program participants.....................................................             0             0
Other intercompany payables.........................................................       142,473       206,427
Federal income tax payable..........................................................             0        21,410
                                                                                      -------------  ------------
  Total liabilities.................................................................       230,213       548,448
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Common stock, 100 shares authorized, $1 par value, issued and outstanding 100
  shares............................................................................           100           100
Capital surplus.....................................................................       749,900       749,900
Retained earnings (deficit).........................................................      (555,021)     (553,187)
                                                                                      -------------  ------------
  Total stockholder's equity........................................................       194,979       196,813
                                                                                      -------------  ------------
Total liabilities and stockholder's equity..........................................   $   425,192    $  745,261
                                                                                      -------------  ------------
                                                                                      -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                             FOR THE NINE MONTHS
                                                                                                    ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                 (UNAUDITED)
Operating Activities:
  Net loss................................................................................  $   (1,834) $  (78,541)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Amortization of organizational costs..................................................      12,471      13,867
    (Increase) in intercompany payable....................................................     (63,954)     30,723
    Decrease (increase) in other assets...................................................      12,990      (9,597)
    Decrease in Federal income tax receivable.............................................     (64,434)    140,012
    Decrease in Federal income tax payable................................................     (21,410)     --
    Decrease in deferred tax asset........................................................       2,880      17,922
                                                                                            ----------  ----------
Cash used for operating activities........................................................    (123,291)    114,386
                                                                                            ----------  ----------
Investing Activities:
  Premium loans...........................................................................     232,871     (31,472)
                                                                                            ----------  ----------
Cash used for investing activities........................................................     232,871     (31,472)
                                                                                            ----------  ----------
Financing Activities:
  Intercompany loans......................................................................    (232,871)     31,472
                                                                                            ----------  ----------
Cash provided by financing activities.....................................................    (232,871)     31,472
                                                                                            ----------  ----------
Net increase (decrease) in cash...........................................................    (123,291)    114,386
Cash at beginning of period...............................................................     351,564      68,582
                                                                                            ----------  ----------
Cash at end of period.....................................................................  $  228,273  $  182,968
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                              HL FUNDING COMPANY, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1997
Note 1 - Organization
---------------------

HL Funding Company, Inc. (HLFC or the Company) was formed in the State of Connecticut on February 8, 1993 as a wholly owned subsidiary of Hartford
Life Insurance Company (HLIC). On July 15, 1996, a reorganization took place and the outstanding stock of HLFC was contributed to Hartford Financial Services Corporation (HFSC) by HLIC. HFSC is a wholly owned subsidiary of HLIC. All of the outstanding shares of HLIC are ultimately owned by Hartford Fire Insurance Company (Hartford Fire), which is owned by Hartford Financial Services Group (The Hartford). (Prior to December 19, 1995, The Hartford was a wholly owned subsidiary of ITT Corporation. On December 19, 1995, ITT Corporation distributed all of the outstanding shares of The Hartford to ITT Corporation shareholders).

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

In January, 1997, management of the Company initiated an informal plan to terminate the Company's program. The participants were notified of management's intent to terminate the program and were given the following options; (1) selling enough shares of registered investment companies to pay back the premium loan, (2) use of life insurance policy cash value (or some portion of it) to pay back the premium loan, (3) some combination of (1) and (2) and (4) use of other personal assets to pay back the premium loan. Pursuant to the Company's plan to terminate the program, the Company discontinued offering new contracts effective January 1, 1997. At December 31, 1996 there were seventeen active programs. Thirteen programs were terminated between January and September 30, 1997.


Note 2 - Significant Accounting Policies
---------------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

Revenues and Expenses

In accordance with management's plan to terminate the program, no participant related revenues or expenses were recognized or recorded during the period from January 1, 1997 through September 30, 1997 (the period). Additionally, operating expenses were not allocated to the Company from affiliates during the period.

Organizational Costs

Organizational costs are amortized over three years; amortization expense continued to be recognized during the period.

Cash and Cash Equivalents

Cash equivalents include an investment ($228,520 and $341,722 as of September 30, 1997 and December 31, 1996, respectively) in Hartford Liquid Asset Trust (see Note 3).

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

HLFC invests a portion of its assets in Hartford Liquid Asset Trust, a short term investment pool of liquid securities, in which companies of The Hartford participate. Pursuant to the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date of 12 months or less from the date of purchase. Interest earned by the Trust is allocated to each participant based on their pro-rata share of principal contributions.

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

Note 4 - Income Taxes
---------------------

From inception of the Company through December 19, 1995, HLFC was included in the consolidated filing of ITT Corporation. For the period December 20 - 31, 1995, HLFC participated in the consolidated filing of The Hartford's U.S. Federal income tax return and received from The Hartford current income tax benefits computed in accordance with the tax sharing arrangements between The Hartford and its subsidiaries. Subsequent to the spin-off of The Hartford from its former parent, ITT Corporation, HLFC will not be included in the consolidated U.S. Federal income tax return of The Hartford and accordingly since December 31, 1996, HLFC files as a member of a separate non-life consolidated group with its immediate parent, HFSC. The effective tax rate in 1997 and 1996 approximated the U.S. Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:

                  September 30, 1997  December 31, 1996
                  ------------------  -----------------

        Current     $ ( 3,868)            $ (78,490)
        Deferred        2,880                 3,840
                    ----------            ----------
                   $  (   988)            $ (74,650)
                    ----------            ----------
                    ----------            ----------

 As of September 30, 1997 and December 31, 1996, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes paid were $0 in 1996 and 1995.

Note 5 - Fair Value of Financial Instruments
--------------------------------------------

Cash and cash equivalents, interest, fees and tax receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.



                     Item 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF
                                RESULTS OF OPERATIONS

                    NINE  MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



Operating Results
-----------------

For the nine months ended September 30, 1997, HL Funding Company, Inc. (the Company) had a net loss of $1,834 compared to a net loss of $109,716 for the nine months ended September 30, 1996. Pursuant to the Company's plan to terminate the program, operating results for the period January 1 through September 30, 1997 reflect discontinuance of recognition of revenues and expenses associated with the program and discontinuance of operating expenses allocated to the Company by affiliates. The only expense recognized during the period was amortization related to organization costs. The prior year period's net loss was primarily attributable to net operating expenses of the Company exceeding short-term interest and program income.

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

November 10, 1997                            HL Funding Company, Inc.
-----------------                            (Registrant)
     Date
                                        by____________________________
                                              George R. Jay
                                               Secretary

                                    EXHIBIT INDEX
                                    -------------



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