Form 10-K
period 1997-12-31
HL FUNDING CO INC
filed 1998-03-31
CIK 897998

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-K




(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1997

                                         OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from. . . .to. . . . .


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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X     No
                  -----     -----

As of February 10, 1998, there were outstanding 100 shares of common stock, $1 par value per share, of the registrant, all of which were directly owned by Hartford Financial Services Corporation.

The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.


                                         (1)

                              HL FUNDING COMPANY, INC.
                        Annual Report for 1997 on Form 10-K
                                 TABLE OF CONTENTS



            Item                                                      Page
            ----                                                      ----

Part I      1     Business of HL Funding Company, Inc.**              3

            2     Properties **                                       3

            3     Legal Proceedings                                   3

            4     *

Part II     5     Market for HL Funding Company, Inc.'s Common
                  Stock and Related Stockholder Matters               4

            6     *

            7     Management's Narrative Analysis of the Results
                  of Operations**                                     4

            8     Financial Statements and Supplementary Data         4

            9     Disagreements on Accounting and Financial
                  Disclosure                                          4

Part III    10    *

            11    *

            12    *

            13    *

Part IV     14    Exhibits, Financial Statements, Schedules and
                  Reports on Form 8-K                                 4

                  Signatures                                          II-1

                  Exhibit Index                                       II-2



                  * Item omitted pursuant to General Instruction J(2) of Form
                  10-K
                  ** Item prepared in accordance with General Instruction J(2) of Form 10-K


                                         (2)

                                       Part I


Item 1.  Business of HL Funding Company, Inc.

A.  Organization

Prior to December 31, 1996, HL Funding Company, Inc. (the Company or HLFC) offered and administered programs whereby participants obtained life insurance coverage from The Hartford Financial Services Group, Inc. (The Hartford) and various affiliated insurance companies. Under the programs, insurance premiums were paid by participants through a series of loans from HLFC. Loans to participants were secured by participants' ownership in shares of regulated investment companies. The loans to participants were funded with proceeds from a loan arrangement with Hartford Life Insurance Company (HLIC). All programs were ten years in length. Upon program conclusion, loan balances and accrued interest became due. During 1997, management of the Company initiated and completed a plan to terminate the Company's programs.

HLFC is a corporation formed in the State of Connecticut on February 8, 1993. From February 8, 1993 to July 14, 1996, HLFC was a wholly owned subsidiary of HLIC. On July 15, 1996, a reorganization took place and the outstanding stock of HLFC was contributed to Hartford Financial Services Corporation (HFSC) by HLIC. HFSC is a wholly owned subsidiary of HLIC. All of the outstanding shares of HLIC are ultimately owned by Hartford Life Inc., which is ultimately approximately 80% owned by The Hartford. It is management's current intention to dissolve the Company during 1998.

Item 2.  Properties

The Company occupies office space in Simsbury, Connecticut which is leased by Hartford Fire Insurance Company (Hartford Fire), a subsidiary of The Hartford. Expenses associated with these offices are allocated on a direct and indirect basis to the life insurance subsidiaries of Hartford Fire.

Item 3.  Legal Proceedings

HLFC is not involved in any pending or threatened litigation in which claims for monetary damages are or would be asserted.


                                         (3)

                                      Part II

Item 5. Market for HL Funding Company, Inc.'s Common Stock and Related Stockholder Matters

All of HLFC's outstanding shares are ultimately owned by Hartford Life, Inc. which is ultimately an approximately 80% owned subsidiary of The Hartford.

HLFC has issued and outstanding 100 shares of common stock at a par value of $1 per share.

Item 7.  Management's Narrative Analysis of Results of Operations

For the years ended December 31, 1997 and 1996, the Company had losses of $39,884 and $138,637, respectively. During 1997, management of the Company informally initiated and completed a plan to terminate the Company's programs. The 1997 losses reflect noninterest other operating expenses, including write-offs of premium loans and certain other assets, exceeding interest income. As part of the termination and conclusion of the Company's programs, interest did not continue to accrue on outstanding participant premium loans during 1997, the Company was not required to pay interest on its promissory note to HLIC and all accounting, administrative, legal, state and other operating fees or expenses were paid by The Hartford's affiliates on behalf of the Company. The 1996 losses reflect noninterest expenses for the accounting and administration of HLFC's programs exceeding net interest and program income.

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

            (b) No reports on Form 8-K have been filed during the last quarter of 1997.


                                         (4)

                           INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                                   F-2

Statements of Income (Loss) for the years ended December 31, 1997,
          1996 and 1995                                                    F-3

Balance Sheets as of December 31, 1997 and 1996                            F-4

Statements of Changes in Stockholder's Equity for the years ended
          December 31, 1997,  1996 and 1995                                F-5

Statements of Cash Flows for the years ended December 31, 1997,
          1996 and 1995                                                    F-6

Notes to Financial Statements                                              F-7-9

All schedules not listed above have been omitted because they are not applicable or the amounts are insignificant, immaterial or the information has been otherwise supplied in the financial statements or notes thereto.

                                REPORT OF MANAGEMENT

The management of HL Funding Company, Inc. (the Company) is responsible for the preparation and integrity of information contained in the accompanying financial statements and other sections of the Annual Report. The financial statements are prepared in accordance with generally accepted accounting principles, and, where necessary, include amounts that are based on management's informed judgments and estimates. Management believes these statements present fairly the Company's financial position and results of operations, and, that any information contained in the Annual Report is consistent with the financial statements.

Management has made available the Company's financial records and related data to Arthur Andersen LLP, independent public accountants, in order for them to perform an audit of the Company's financial statements. Their report appears on Page F-2.

An essential element in meeting management's responsibilities is the Company's system of internal controls. These controls, which include accounting controls and the internal auditing program, are designed to provide reasonable assurance that assets are safeguarded, and transactions are properly authorized, executed and recorded. The controls, which are documented and communicated to employees in the form of written codes of conduct and policies and procedures, provide for careful selection of personnel and for appropriate division of responsibility. Management continually monitors for compliance, while the Company's internal auditors independently assess the effectiveness of the controls and make recommendations for improvement. Also, Arthur Andersen LLP took into consideration the Company's system of internal controls in determining the nature, timing and extent of its audit tests.

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

The Audit Committee of the Board of Directors of Hartford Life, Inc. composed of non-employee directors, meets periodically with the external and internal auditors to evaluate the effectiveness of the work performed by them in discharging their respective responsibilities and to ensure their independence and free access to the Committee.

                      REPORT OF INDEPENDENT  PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of HL Funding Company, Inc.:

We have audited the accompanying balance sheets of HL Funding Company, Inc. (a Connecticut corporation and wholly owned subsidiary of Hartford Financial Services Corporation) as of December 31, 1997 and 1996, and the related statements of income (loss), changes in stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of HL Funding Company, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HL Funding Company, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                        ARTHUR ANDERSEN LLP


Hartford, Connecticut
January 27, 1998

                               HL FUNDING COMPANY, INC.
                             STATEMENTS OF INCOME (LOSS)


                                                      For the Years  Ended
                                                           December 31,

                                                1997           1996           1995
                                              ---------      ---------      ---------
Net interest and program income:

   Interest income                            $  15,181      $  10,171      $  13,247
   Program income                                     0         22,896          8,540
                                              ---------      ---------      ---------
     Total revenues                              15,181         33,067         21,787
   Less: Interest on borrowings                       0         16,426          5,462
                                              ---------      ---------      ---------
     Net interest and program income             15,181         16,641         16,325
                                              ---------      ---------      ---------

Noninterest expenses:

   Accounting and administrative services             0        180,900        207,150
   Legal and state fees                               0         15,840         11,950
   Other operating expenses                      77,037         33,188         60,343
                                              ---------      ---------      ---------
     Total expenses                              77,037        229,928        279,443
                                              ---------      ---------      ---------

     Loss before tax benefit                    (61,856)      (213,287)      (263,118)

Income tax benefit                              (21,972)       (74,650)       (92,091)

     Net loss                                 $ (39,884)     $(138,637)     $(171,027)
                                              ---------      ---------      ---------
                                              ---------      ---------      ---------



      The accompanying notes are an integral part of these financial statements.

                               HL FUNDING COMPANY, INC.
                                  BALANCE SHEETS

                                                             As of          As of
                                                          December 31,   December 31,
                                                              1997           1996
                                                          ------------   ------------
ASSETS

Cash and cash equivalents                                   $  232,751     $  351,564
Premium loans receivable                                             0        320,611
Prepaid SEC registration fees                                        0         23,086
Interest and administrative fees receivable on loans                 0         29,205
Organizational costs                                                 0         12,472
Deferred tax asset                                                   0          8,323
                                                            ----------     ----------
  Total assets                                              $  232,751     $  745,261
                                                            ----------     ----------
                                                            ----------     ----------


     LIABILITIES AND STOCKHOLDER'S EQUITY

Intercompany loan payable                                    $  62,410     $  320,611
Other intercompany payables                                          0        206,427
Federal income tax payable                                      13,412         21,410
                                                            ----------     ----------
  Total liabilities                                             75,822        548,448
                                                            ----------     ----------
                                                            ----------     ----------

Common stock, 100 shares authorized,
     issued and outstanding,
     $1 par value                                                  100            100
Capital surplus                                                749,900        749,900
Retained (deficit) earnings                                   (593,071)      (553,187)
                                                            ----------     ----------
     Total stockholder's equity                                156,929        196,813
                                                            ----------     ----------

     Total liabilities and stockholder's equity             $  232,751     $  745,261
                                                            ----------     ----------
                                                            ----------     ----------

  The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
               STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                                                        Total
                                                                Common          Capital             Retained         Stockholder's
                                                                 Stock          Surplus        (Deficit) Earnings       Equity
                                                                ------         ----------      ------------------    -------------
Balance, December 31, 1994                                      $  100         $  749,900         $  (243,523)         $  506,477

Net loss                                                             -                  -            (171,027)           (171,027)
                                                                ------         ----------         -----------          ----------

Balance, December 31, 1995                                         100            749,900            (414,550)           335,450

Net loss                                                             -                  -            (138,637)           (138,637)
                                                                ------         ----------         -----------          ----------

Balance, December 31, 1996                                         100            749,900            (553,187)           196,813

Net loss                                                             -                  -             (39,884)            (39,884)
                                                                ------         ----------         -----------          ----------

Balance, December 31, 1997                                      $  100         $  749,900         $  (593,071)         $  156,929
                                                                ------         ----------         -----------          ----------
                                                                ------         ----------         -----------          ----------





   The accompanying notes are an integral part of these financial statements.

                            HL FUNDING COMPANY, INC.
                            STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                                           December 31,

                                                                1997           1996           1995
                                                                ----           ----           ----
OPERATING ACTIVITIES:
     Net loss                                               $  (39,884)   $  (138,637)   $  (171,027)
     Adjustments to reconcile net loss to
      net cash (used for) provided by operating activities:
     Decrease (increase) in other assets                        52,291        (21,876)        (6,800)
     Amortization of organizational costs                       12,472         27,734         27,733
     Decrease (increase) in Federal income tax receivable            0        211,218        (95,930)
     Decrease in deferred tax asset                              8,323         21,410              0
     (Decrease) increase in other intercompany payables       (206,427)       179,293       (310,740)
     (Decrease) increase in Federal income tax payable          (7,998)         3,840          3,839
                                                            ----------    -----------    -----------
     Cash (used for) provided by operating activities         (181,223)       282,982       (552,925)
                                                            ----------    -----------    -----------

INVESTING ACTIVITIES:
     Collection (issuance) of premium loans receivable         320,611       (131,250)      (170,888)
                                                            ----------    -----------    -----------
     Cash provided by (used for) investing activities          320,611       (131,250)      (170,888)
                                                            ----------    -----------    -----------

FINANCING ACTIVITIES:
     (Payments on) proceeds from intercompany loan payable    (258,201)       131,250        170,888
                                                            ----------    -----------    -----------
     Cash (used for) provided by financing activities         (258,201)       131,250        170,888
                                                            ----------    -----------    -----------

     Net (decrease) increase in cash and cash equivalents     (118,813)       282,982       (552,925)
     Cash and cash equivalents at beginning of year            351,564         68,582        621,507
                                                            ----------    -----------    -----------
     Cash and cash equivalents at end of year               $  232,751     $  351,564      $  68,582
                                                            ----------    -----------    -----------
                                                            ----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                              HL FUNDING COMPANY, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                 DECEMBER 31, 1997

NOTE 1 - ORGANIZATION

HL Funding Company, Inc. (HLFC or the Company) was formed in the State of Connecticut on February 8, 1993 as a wholly owned subsidiary of Hartford Life Insurance Company (HLIC). On July 15, 1996, a reorganization took place and the outstanding stock of HLFC was contributed to Hartford Financial Services Corporation (HFSC) by HLIC. HFSC is a wholly owned subsidiary of HLIC. All of the outstanding shares of HLIC are ultimately owned by Hartford Life, Inc., which is approximately 80% owned by The Hartford Financial Services Group, Inc. (The Hartford). (Prior to December 19, 1995, The Hartford was a wholly owned subsidiary of ITT Corporation. On December 19, 1995, ITT Corporation distributed all of the outstanding shares of The Hartford to ITT Corporation shareholders). It is management's current intention to dissolve the Company during 1998.

Prior to 1997, HLFC offered and administrated programs whereby participants obtained life insurance coverage from HLIC and Hartford Life and Accident Insurance Company, the direct parent of HLIC. Under the programs, insurance premiums were paid on behalf of participants through a series of loans from HLFC. Loans to participants were secured by participants' ownership in shares of regulated investment companies. Premium loans receivable were funded with proceeds from a loan arrangement with HLIC. Programs could have been up to ten years in length. Upon a program's conclusion, the related loan balances and accrued interest became due.

Management expected the administrative costs of issuing and maintaining the programs to be offset by: a) fees charged to program participants, b) interest charged to participants for insurance premium loans to the extent that the interest charged exceeded the cost to HLFC of obtaining funds to finance the programs, and c) interest income earned on investments held by HLFC. Through December 31, 1996, seventeen programs were sold.

In 1997, management of the Company initiated and completed an informal plan to terminate the Company's programs. The participants were notified of management's intent to terminate the programs and were given the following options; (1) selling enough shares of registered investment companies to pay back the premium loan, (2) use of life insurance policy cash value (or some portion of it) to pay back the premium loan, (3) some combination of (1) and
(2), and (4) use of other personal assets to pay back the premium loan. As part of the termination and conclusion of the program, interest did not accrue on the premium loans during 1997. As of December 31, 1997, premium loans, from the existing seventeen programs as of December 31, 1996, had been paid back to the Company with the exception of three loans totaling $62,410, which were written off during the year. No new programs were sold during 1997.

In accordance with management's plans to terminate the programs, no interest income on participant premium loans was recognized, recorded or accrued for during 1997. Additionally, during 1997, operating expenses, including accounting and administrative services, legal and state fees and certain other operation expenses, previously allocated by The Hartford's affiliates to the Company in prior years, were paid for by those affiliates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES


The accompanying financial statements have been prepared in accordance with generally accepted accounting principles.

Certain reclassifications have been made to prior year financial statements to conform to current year presentation.

REVENUES AND EXPENSES
Interest and fees from investments and premium loans receivable were recognized as revenue when earned. Expenses, which were primarily allocated from affiliates, were recognized when incurred.

ORGANIZATIONAL COSTS
Organizational costs were amortized over a three year period.

CASH AND CASH EQUIVALENTS
Cash equivalents include an investment ($233,122 and $341,722 as of December 31, 1997 and and December 31, 1996, respectively) in Hartford Liquid Asset Trust (see Note 3).

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

NOTE 3 - TRANSACTIONS WITH AFFILIATES

HLIC provides administrative services to HLFC, including use of its facilities and personnel, and allocates a portion of its expenses to HLFC. In accordance with plans to terminate the program, affiliates of The Hartford did not allocate administrative expenses to HLFC during the period. Such expenses were paid for by those affiliates.

HLFC invests a portion of its assets in Hartford Liquid Asset Trust (the Trust), a short term investment pool of liquid securities, in which companies of The Hartford participate. Pursuant to the terms of the Trust Agreement, the purpose of the Trust is to invest funds in a less costly manner in assets which achieve a high level of current income as well as maintain liquidity and preserve capital. The Trust investments are restricted to cash and investments having a stated maturity date of 12 months or less from the date of purchase. Interest earned by the Trust was previously allocated to each program participant based on their pro-rata share of principal contributions.

HLFC's funds for financing the programs were obtained through a promissory note agreement with HLIC. The agreement allowed HLIC to advance to HLFC funds in an amount up to $7,000,000. The interest rate for the note is equal to the 90 day LIBOR rate plus 1.25%, and the note is payable on demand. The interest rate was 6.8125 % at December 31, 1996. In accordance with management's plan to terminate the programs, HLIC did not require recognition, recording or accrual of interest on this note during 1997.

NOTE 4 - INCOME TAXES

From inception of the Company through December 19, 1995, HLFC was included in the consolidated filing of ITT Corporation. For the period December 20 - 31, 1995, HLFC participated in the consolidated filing of The Hartford's U.S. Federal income tax return and received from The Hartford current income tax benefits computed in accordance with the tax sharing arrangements between The Hartford and its subsidiaries. Subsequent to the spin-off of The Hartford from its former parent, ITT Corporation, HLFC will not be included in the consolidated U.S. Federal income tax return of The Hartford and accordingly as of December 31, 1997 and 1996, HLFC will file as a member of a separate non-life consolidated group with its immediate parent, HFSC. The effective tax rate in 1997, 1996 and 1995 approximated the U.S.

Statutory tax rate of 35%. The provision (benefit) for income taxes was as follows:


               December 31, 1997   December 31, 1996   December 31, 1995
               -----------------   -----------------   -----------------
Current        $         (30,295)  $         (78,490)  $         (95,930)
Deferred                   8,323               3,840               3,839
               -----------------   -----------------   -----------------
               $         (21,972)  $         (74,650)  $         (92,091)
               -----------------   -----------------   -----------------
               -----------------   -----------------   -----------------

As of December 31, 1996, the deferred tax asset was primarily due to organizational expenses capitalized for tax return purposes until the start of business of HLFC. Income taxes received were $25,428 and $311,035 for years 1997 and 1996, respectively.

NOTE 5 - PREMIUM LOANS

All premium loans to participants were secured by participants' share of mutual funds, which include open-end investment companies registered under the Investment Company Act of 1940. Interest on loans was 9% in 1996 and ranged from 8.5% to 9% in 1995. In connection with the management's plan to terminate the program, interest did not accrue on the premium loans during 1997. When loans were originated, customers pledged mutual fund shares valued at 2.5 times the yearly premiums being financed. During the life of the loan, the fair market value of the collateralized mutual fund shares equaled at least 1.5 times the amount of the total loan, or the participant pledged additional shares to achieve this level. The loan was liquidated if the fair market value of the collateral-to-loan ratio fell below 1.3. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standard Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan." These standards changed the method by which the allowance for loan losses is determined for impaired loans. Since all premium loans were secured by collateral, with fair market value exceeding the loan value, there was no impact to the financial position or future results of operations of the Company as a result of the adoption of the new accounting standards on January 1, 1995.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, interest, fees receivable, premium loans receivable and intercompany loan payable amounts reflected in the balance sheet approximate fair value.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




March 30, 1998                          HL Funding Company, Inc.
--------------                                (Registrant)
     Date

                                        by
                                          ------------------------------
                                               George R. Jay
                                                 Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date identified.

       Signature                          Title                       Date
       ---------                          -----                       ----

Principal Executive Officer


----------------------------
     Lowndes A. Smith              President and Director        March 30, 1998


Principal Accounting Officer


----------------------------
     George R. Jay                 Secretary                     March 30, 1998


----------------------------
     Lynda Godkin                  Secretary and Director        March 30, 1998


----------------------------
     Donald  E. Waggaman, Jr.      Treasurer and Director        March 30, 1998


----------------------------
     Timothy M. Fitch              Secretary                     March 30, 1998


No annual report or proxy material has been sent to the stockholder.

                                   EXHIBIT INDEX


Exhibit
Number         Description                                        Location
-------        -----------                                        --------
  2            Plan of acquisition, reorganization,
               arrangement, liquidation or succession             None

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

  9            Voting trust agreement                             None

  10           Material contracts                                 None

  11           Statement of computation of per share earnings     Not required to be filed

  12           Statement of computation of ratios                 Not required to be filed

  13           Annual report to security holder, Form 10-K
               or quarterly report to security holder             None

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

  22           Subsidiaries of the Registrant                     None

  23           Published report regarding matters submitted to    None
               vote of security holders

  24           Consents of experts and counsel                    None

  25           Power of attorney                                  Incorporated by
                                                                  reference to HL  Funding
                                                                  S-1 Registration Statement
                                                                  filed March, 1994
                                                                  (File No. 33-58862)

 28            Additional exhibits                                None

 29            Information from reports furnished to state
               insurance regulatory authorities                   Not required to be filed
